Form 10-K
period 2008-12-31
Coil Tubing Technology Holdings, Inc.
filed 2009-04-23
CIK 1399247

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-144677

COIL TUBING TECHNOLOGY HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	76-0625217
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

19511 Wied Rd. Suite E
Spring, Texas 77388
(Address of principal executive offices)

281-651-0200
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

The issuer's revenues for the most recent fiscal year ended December 31, 2008 were $1,052,287.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2008, was $0 as there is no market for the registrant’s common stock.

As of March 31, 2009, the issuer had 22,050,000 shares of common stock, $0.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [   ] No [X]

COIL TUBING TECHNOLOGY HOLDINGS, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2008
INDEX

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	50

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K"), INCLUDING STATEMENTS UNDER "ITEM 1. BUSINESS", AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF COIL TUBING TECHNOLOGY HOLDINGS, INC. AND ITS TWO WHOLLY OWNED TEXAS SUBSIDIARIES, PRECISION MACHINING RESOURCES, INC. (“PMR”) AND COIL TUBING TECHNOLOGY, INC. (“CTT TEXAS”)(COLLECTIVELY "HOLDINGS", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2008.

Coil Tubing Technology Holdings, Inc. was formed as a Texas corporation on July 2, 1999. On March 20, 2005, our then sole shareholder, Jerry Swinford, who is currently our Chief Executive Officer and sole Director, entered into a Definitive Acquisition Purchase Agreement (the “Purchase Agreement”) with Grifco International, Inc. [GFCI.PK] (“Grifco”), pursuant to which he sold 100% of our outstanding common stock, 51,000 pre Forward Split (defined below) shares of common stock (20,000,000 shares post Forward Split)  to Grifco for an aggregate price of $510,000, payable as $50,000 in cash and $460,000 worth of Grifco common stock (totaling 1,482,871shares of common stock, based on the trading price of Grifco’s common stock on the Pink Sheets trading market on the day of closing of the Purchase Agreement), of which $200,000 in stock (645,161 shares) was paid to settle an $800,000 debt owed by us to a third party, HyCoTec Investments, B.V., a Netherlands limited liability company (“HyCoTec”), and $260,000 in stock (837,710 shares) was paid directly to Mr. Swinford.  The 837,710 shares of Grifco common stock which Mr. Swinford received represented less than 5% of Grifco’s common stock, and as such, Mr. Swinford did not have any control over the operations of Grifco prior to or following the parties entry into the March 2005 Purchase Agreement.  Furthermore, Mr. Swinford has not ever served as an officer or Director of Grifco.  Grifco held our common shares in its own name and as such, we were a wholly owned subsidiary of Grifco following the Purchase Agreement.

The debt owed to HyCoTec was evidenced by a loan entered into in October 2003, in the amount of $850,000, which accrued interest at the LIBOR rate plus 2 percent per year, beginning on January 1, 2004 and payable monthly in arrears.  The loan was secured by a security interest in substantially all of the property of the Company.  The due date of the loan was December 31, 2008, but was repaid prior to that date through the transfer of Grifco common stock in forgiveness of the amounts owed, as described above.  Approximately $50,000 of the loan owed to HyCoTec had been repaid as of March 2005, leaving $800,000, which was satisfied in connection with the issuance of Grifco stock in connection with the Purchase Agreement.

HyCoTec had been an investor in the Company prior to the date of the exchange and previously converted its equity interest in the Company into debt secured by the Company’s assets.

Neither Mr. Swinford nor the Company had any relationship with HyCoTec other than in relation to the debt which HyCoTec was owed by the Company.  We are not aware of why HyCoTec agreed to accept shares of Grifco in exchange for the debt which we owed it.

Prior to March 2005, the Company’s sole operations were the development and introduction of new tool technology to the oil field coiled tubing market segment.  The Company brought this new technology to the market place through the development of proprietary tools and rented or leased “highly specialized” tools to the coiled tubing market place.  Prior to March 2005, Grifco sold and marketed various products, including a limited number of coil tubing products, but those were not its exclusive product line.  Additionally, the “generic” products that Grifco sold were not protected by any patent or trademark rights and such products were sold by numerous competitors.  As a result, it is believed that Grifco products often had to be heavily discounted in order to compete with other manufacturers of similar products in the market place.  It is Mr. Swinford’s understanding that Grifco entered into the acquisition of the Company in March 2005, to enable Grifco to expand its business by utilizing the Company’s proprietary tool lines and increase its revenue through tool rentals (leasing) of the Company’s proprietary products.  It is believed that Grifco intended that the coupling of the Company’s proprietary products with Grifco’s existing fleet of generic tools would allow Grifco to increase the pricing of its generic products, and to “pull-up” the perception of Grifco’s existing tool lines.

However, shortly after the acquisition of the Company, Grifco determined it would be in the best interests of its shareholders if the coil tubing portion of the business was a standalone entity, which would once again focus solely on proprietary tools and equipment.  In an effort to create such a stand alone entity, Grifco acquired approximately 89% of IPMC Holdings Corp. in November 2005, as described below, in exchange for the Company and the Company’s proprietary coil tubing business therein.

THE SPIN-OFF

The Company previously registered twenty million (20,000,000) shares of our common stock with the Securities and Exchange Commission, pursuant to a Form S-1 Registration Statement declared effective on February 17, 2009, to be distributed by Coil Tubing Technology, Inc., our parent corporation (“Coil Tubing”) to its shareholders (the “Distribution”) as of February 13, 2009 (the “Record Date”). This equates to one share of our common stock distributed for each approximately 7.483 shares of common stock held by each shareholder of Coil Tubing as of the Record Date. Fractional shares will be rounded up to the nearest whole share. Following the Distribution, we will be a stand alone company. We also plan to take steps to quote our securities on the Over-The-Counter Bulletin Board subsequent to the Distribution, as we believe that this will improve our access to the capital markets for additional growth capital. However, an active market for our securities may not develop following the Distribution, if ever.  We are currently in the process of determining the state blue-sky exemptions for the shares to be distributed pursuant to the Distribution, and plan to distribute the twenty million (20,000,000) shares of our common stock to the shareholders of Coil Tubing as of the Record Date promptly after we have completed such blue sky analysis and made the required filings with the various state securities divisions.

We plan to either register the Distribution in each state and/or rely on exemptions from registration in the states where the shares are distributed and such shares may only be traded in such jurisdictions after compliance with applicable securities laws. The shares may not be eligible for sale or resale in such jurisdictions. We may apply to register the shares in several states for secondary trading; however we are under no requirement to do so. Rather, we retain the option and anticipate that we will pay the dividend in cash in lieu of shares, at a price of $0.01 per share to holders of Coil Tubing common stock that reside in some states which do not provide for an exemption from state registration for the Distribution.

We will not receive any proceeds from the spin-off of the shares of common stock.

Transactions Involving Our Parent, Coil Tubing Technology, Inc.

Our parent company, Coil Tubing, was formed as a result of a series of transactions in November and December 2005, that resulted in a reserve merger, change in domicile and name change.

In November 2005, IPMC Holdings Corp., a Florida corporation, we and Grifco entered into an Agreement For Exchange of Common Stock (the “Exchange Agreement”), whereby IPMC Holdings Corp. (which is the predecessor to our parent corporation, Coil Tubing) agreed to exchange 75,000,000 newly issued shares of its common stock (representing approximately 89% of IPMC Holdings Corp.’s then outstanding stock, based on 14,200,794 shares of IPMC Holdings Corp.’s outstanding common stock prior to the exchange) to Grifco for the 51,000 pre Forward Split shares of common stock (20,000,000 shares post Forward Split), representing 100% of our outstanding shares, which Grifco held subsequent to the Purchase Agreement (described above). As a result of the Exchange Agreement, we became a wholly owned subsidiary of IPMC Holdings Corp. and IPMC Holdings Corp. became a majority owned subsidiary of Grifco (which held 75,000,000 shares of IPMC Holdings Corp. as a result of the Exchange Agreement).   We had no role in the Exchange Agreement, other than in certifying certain disclosures made about the Company in the Exchange Agreement, and being the entity exchanged from Grifco to IPMC Holdings Corp.  IPMC Holdings Corp. had approximately 310 shareholders of record prior to the Exchange Agreement.

The Company is not aware of the operations of IPMC Holdings Corp. immediately prior to the acquisition of IPMC Holdings Corp. by Grifco. Furthermore, Mr. Swinford does not and did not have any detailed knowledge of Grifco’s operations or the size and scope of its revenues or profit.  Mr. Swinford is however, aware that Grifco had some coil tubing related business prior to the Exchange Agreement, but that such coil tubing products were not its main product line.  At the time of the Exchange Agreement, it is believed that the vast majority of Grifco’s coil tubing business was conducted through the Company.

The acquisition by Grifco of IPMC Holdings Corp. was handled entirely by Grifco’s management and presumably, its counsel.  Neither the current management of Coil Tubing nor the Company were involved in negotiating, drafting or finalizing the transaction or the terms of the transaction, nor was their input on the transaction sought.  Grifco was the ultimate purchaser of IPMC Holdings Corp., controlled the management of, and the officers and Directors of IPMC Holdings Corp. Later, after the management of Coil Tubing was taken over by Jerry Swinford, Coil Tubing’s and the Company’s current Chief Executive Officer and sole Director, it became clear that there were numerous issues with the Grifco/IPMC Holdings Corp. merger, including the fact that IPMC Holdings Corp. was a deficient filer with the Commission, that IPMC Holdings Corp. may have had liabilities which were unknown to Grifco at the time of the transaction, and that IPMC Holdings Corp.’s financial statements were at that time unauditable.  As a result, Coil Tubing and the Company obtained separate counsel to assist them with the issues created by the transaction.  Mr. Swinford has no control and has never had any control over Grifco, and has historically only had limited contact with Grifco.

Coil Tubing is the result of Grifco’s acquisition of IPMC Holdings Corp. and related “reverse merger.”  Coil Tubing’s current management, Jerry Swinford, was not involved in negotiating or effecting the transaction.  Thus, he was not aware of Coil Tubing’s reporting obligations pursuant to the Securities Act of 1934, as amended, until sometime well after the 2005 merger.  As a result, Mr. Swinford did not consider Coil Tubing a reporting company until such time as he became aware of its reporting obligations.

Coil Tubing Technologies, Inc. was formed in Nevada on November 30, 2005.  On December 8, 2005, IPMC Holdings Corp. entered into a Plan and Agreement of Merger and Reorganization (the “Merger”) with Coil Tubing Technologies, Inc., pursuant to which each outstanding share of IPMC Holdings Corp. was exchanged for one share of Coil Tubing Technologies, Inc.   As a result of the Merger, Coil Tubing Technology, Inc., our parent company (Coil Tubing) became the sole surviving corporate entity of the merger between IPMC Holdings Corp. and Coil Tubing Technologies, Inc. (taking the name “Coil Tubing Technology, Inc.” in connection with the Merger), and we became a wholly owned subsidiary of Coil Tubing.  Coil Tubing Technologies, Inc. had no business or operations prior to the Merger with IPMC Holdings Corp.   Coil Tubing Technologies, Inc. had only 100 outstanding shares at the time of its formation and prior to the Merger with IPMC Holdings Corp., which shares were held by Grifco’s President, James Dial.

Summary of Material Corporate Events and Agreements Regarding the Company

In May 2007, our majority shareholder, Coil Tubing, determined it was in our best interest to redomicile from the State of Texas to the State of Nevada, and on May 24, 2007, we entered into a Plan of Conversion and filed Articles of Conversion with the Secretary of State of Texas and Nevada, shortly thereafter, to affect a conversion to a Nevada corporation (the “Conversion”). Concurrently with the Conversion, we increased our authorized shares of common stock to 500,000,000 shares, $0.001 par value per share, and authorized 10,000,000 shares of blank check preferred stock, $0.001 par value per share.

In May 2007, we entered into an 1) Agreement and Release and 2) a Novation of Agreement For Exchange of Common Stock (collectively the “Release and Restatement”) with Coil Tubing, Grifco, our Chief Executive Officer and Director, Jerry Swinford and James Dial, the then Chief Executive Officer of Grifco. Pursuant to the Release and Restatement, the parties agreed that Grifco would distribute the 75,000,000 shares of Coil Tubing which it held (which shares were received in connection with the Exchange Agreement, described above) to its shareholders as of a previously determined record date, and Coil Tubing would issue Grifco 1,000,000 shares of Series B Preferred Stock, which will have no voting rights and will not participate in the Distribution, but will be convertible into 20,000,000 shares of Coil Tubing common stock, if Grifco exercises its option to purchase the Series A Preferred Stock of Coil Tubing. Our Chief Executive Officer and Director, Jerry Swinford, who is also the Chief Executive Officer of Coil Tubing, currently holds 1,000,000 shares of Series A Preferred Stock of Coil Tubing, which Series A Preferred Stock gives him the right to vote 51% of all of the outstanding voting shares on any shareholder votes. The “Option Period” which allows Grifco the right to purchase the Series A Preferred Stock of Coil Tubing for aggregate consideration of $100 lasts two (2) years from the date Mr. Swinford no longer desires to hold the Series A Preferred Stock of Coil Tubing.  It is not known when Mr. Swinford will no longer desire to hold the Series A Preferred Stock of Coil Tubing, but the Company anticipates that it will be some time after we have conducted our Distribution. The Release and Restatement agreements also provided that Jerry Swinford cancel 75,000,000 shares of Coil Tubing which he held, which shares were cancelled in 2007.   Neither Coil Tubing's  Series A Preferred Stock nor Series B Preferred stock will participate in the Distribution, and because Mr. Swinford is not going to allow the purchase of the Series A Preferred Stock of Coil Tubing by Grifco until after the successful completion of the Distribution, such Series B Preferred Stock will not be able to be converted into shares of Coil Tubing common stock and will therefore not be eligible for the Distribution.  Grifco does not currently hold any shares of our common stock or any shares of common stock of Coil Tubing and will not hold any shares of our common stock following the Distribution.

The Release and Restatement also provided that Grifco on behalf of itself, its shareholders, directors, officers, attorneys, agents, employees, heirs, predecessors, successors, affiliates, and assigns, and Mr. Dial released, acquitted and forever discharged us, Coil Tubing and Mr. Swinford along with their shareholders, directors, officers, attorneys, agents, employees, heirs, predecessors, successors, affiliates, from any and all claims, demands and causes of action of any nature whatsoever, whether arising under any contract or in tort, or arising under any state or regulation or under common law, which were or which could have been asserted in, or which arise from or in any way relate to the various activities by the parties, or which arise from or relate to any of the events giving rise thereto, and including all damage and other events arising therefrom.  However, neither we nor Coil Tubing released Grifco from any claims or causes of action.

The Release and Restatement also included a provision whereby the parties agreed that Mr. Swinford would enter into an Employment Agreement with us, whereby he will serve as our Chief Executive Officer for a period of time to be determined by our Board of Directors (as described below), and that he would be issued shares of our Preferred Stock enabling him to vote 51% of our outstanding common stock.  The Company issued such shares of our Preferred Stock as described in greater detail below under “Description of Capital Stock.” Additionally, pursuant to the Release and Restatement, Grifco agreed to cancel an Assignment of Patent made by Jerry Swinford in April 2005 in connection with the Purchase Agreement.

Pursuant to the Release and Restatement, the parties also agreed to amend certain inconsistent terms of the Exchange Agreement, and that Grifco and Mr. Dial agreed to release and discharge Coil Tubing, us and Mr. Swinford from any and all liability, claims or demands whatsoever in connection with the Exchange Agreement.

The Agreement and Release was entered into to clarify various agreements, discussions and understandings between the parties to the Agreement and Release.  Additionally, Grifco had made certain capital contributions to the Company, and the Company desired to have Grifco release the Company from any and all claims associated with such contributions and/or any other claims that Grifco may have had against the Company.

On June 19, 2007, our Board of Directors, and majority shareholder, Coil Tubing, approved a 392.1568627 for one forward stock split of our issued and outstanding common stock, for all shareholders of record as of June 19, 2007 (the “Forward Split”). As a result, our issued and outstanding shares increased from 51,000 prior to the forward stock split to 20,000,000 shares subsequent to the forward stock split.

The effects of the Conversion and Forward Split have been reflected throughout this report.

On or about June 19, 2007, our Board of Directors approved the designation of 1,000,000 shares of our Series A Preferred Stock. The Series A Preferred Stock is described in greater detail below under “Description of Capital Stock.”

Further, on June 19, 2007, pursuant to the designation, subsequent to the Forward Split, we issued 1,000,000 shares of Series A Preferred Stock in Coil Tubing Technology Holdings, Inc. to Jerry Swinford, our Chief Executive Officer and sole Director.   Unless otherwise stated or the context would suggest otherwise, all references to the Series A Preferred Stock contained in this report refer to the Series A Preferred Stock of the Company, and not of Coil Tubing.

Corporate Organization

DESCRIPTION OF BUSINESS OPERATIONS:

What is Coil Tubing Technology?

Coiled tubing refers to using a long, thin, continuous string of hollow pipe that is mounted on a truck to workover oil and gas wells. Crews lower this tubing into the well under the careful control of an operator and once in place this pipe allows the usage of specialized tools, and the pumping of fluids such as nitrogen into the well. The tool string at the bottom of the coil is often called the bottom hole assembly (“BHA”). The BHA can range from something as simple as a jetting nozzle, for jobs involving pumping chemicals or cement through the coil, to a larger string of logging tools, depending on the operations. Coiled tubing is used for a wide range of oil field services, including but not limited to drilling, logging, cleanouts, fracturing, cementing, fishing, completion and production.

Due to the natural characteristics of the hydrocarbon reservoir, a production reservoir needs maintenance to keep up production levels. Traditionally, workovers were performed using traditional rigs and jointed pipes. However, improvements in the material used to manufacture coiled tubing as well as quality of the tools used in the bottom hole assembly have boosted demand for coiled tubing compared to traditional jointed drill pipes.

Compared to a coiled tubing unit, a traditional rig using jointed tubes, is complex, immobile and requires a large surface to operate. Moreover, coiled tubing allows for workovers leaving the production tubes in the well as the coiled tubing can be fed through the production tubes instead of having to pull these tubes out replacing them with jointed pipes. The consequential saving in time and related cost has proven to be significant.

Furthermore, drilling with coiled tubing allows the operator to virtually steer the bottom hole assembly in any desired direction to optimize production of the reservoir with relative ease at limited cost, creating for example multi-lateral wells. If need be, the operator can maintain a continuous under-balanced condition throughout the whole drilling operation, whereas a conventional rig and jointed pipe may require re-establishment of under-balanced conditions every 30 feet drilled. Expanding an existing well to increase production levels using coiled tubing re-entry drilling, thereby extending the life of the existing facilities has created an enormous potential for the oil companies to reduce the cost per barrel produced.

Circulation

The most popular use for coiled tubing is circulation. A hydrostatic head (a column of fluid in the well bore) may be inhibiting flow of formation fluids due to its weight (the well is said to have been killed). The safest solution to this problem is to attempt to circulate out the fluid using a gas, frequently nitrogen. By running in coiled tubing to the bottom of the hole and pumping in the gas, the kill fluid can be forced out to production.

Pumping

Pumping through coiled tubing can also be used for disbursing fluids to a specific location in the well such as for cementing perforations or performing chemical washes of downhole components such as sandscreens. In the former case, coiled tubing is particularly advantageous compared to simply pumping the cement from surface, as allowing it to flow through the entire downhole pipe could potentially damage important components.

Drilling

A relatively modern drilling technique involves using coiled tubing instead of conventional drill pipe. This has the advantage of requiring less effort to get in and out of the well (the coil can simply be run in and pulled out while drill string must be assembled and dismantled joint by joint). Instead of rotating the drill bit by using a rotary table or top drive at the surface, it is turned by a downhole motor, powered by the motion of drilling fluid pumped from surface.

Logging and perforating

Well logging usually refers to downhole measurements made via instrumentation that is lowered into the well at the end of a wireline cable (the simplest way to lower equipment in and out of the well, usually just a long strand of very thin wire). These tasks are by default the realm of wireline because coiled tubing is rigid; it can be pushed into the well from surface. This is an advantage over wireline, which is gravity dependent and depends on the weight of the toolstring to be lowered into the well. For highly deviated and horizontal wells, gravity may be insufficient.

Fishing

The application of tools, equipment and techniques for the removal of junk, debris or fish (anything left in a wellbore) from a wellbore.

By not having to connect individual pieces of pipe, coiled tubing crews greatly increase the speed of putting pipe into the well and saving time and costs for the well owner, whether dealing with circulation, pumping, drilling, logging and perforating and/or fishing operations.

BUSINESS OPERATIONS

We specialize in the design and production of proprietary tools for the coil tubing industry. We concentrate on four categories of coil tubing applications: tubing fishing, tubing work over, pipeline clean out, and coil tubing drilling, which categories of applications are described in greater detail below. We currently outsource 95% of our tools and components to be manufactured by outside manufacturers and purchase the remaining 5% of our products off the shelf.

Coiled Tubing Drilling

Although coiled tubing drilling has always provided an alternative to traditional vertical drilling, more sophisticated applications like horizontal, underbalanced, and re-entry drilling have elevated the success of coiled tubing in drilling applications in recent years. We cause to be manufactured and rent several products to be used in drilling applications, including the following:

The “Jet Motor” -
The Jet Motor is a tool that produces rotation and horsepower by pumping fluid or gas through the components of the tool. The power generated by the tool is then used to drill subterranean objects in an oilwell or to deepen an existing well.

The “Pulsator” -	The Pulsator is a tool much like an automobile shock absorber. The tool absorbs spike loads induced by the drilling application, which are often created by a Jet Motor or other similar tool.

The “Heavy Hitter” -
The HeavyHitter jar enables energy to be stored like a spring placed in tension. When released the energy accelerates and is released to an internal hammer and anvil creating impact force to strike an object in a well.

The “Amplidyne” -
The Amplidyne is used to store the energy released by the HeavyHitter through a fluid spring. Upon release of the energy the Amplidyne allows acceleration of energy and magnifies the impact of the Heavyhitter.

Thru Tubing Well Maintenance

One of the biggest advantages of using coiled tubing technology is the ability to perform live-well workovers instead of killing the well first with fluids and deploying a conventional workover rig to the well. Our tools allow the well tubing to be cleared instead of replaced. We believe that the time and cost savings and ultimate effect on the cost per barrel produced using our technology are considerable.

Our thru tubing well maintenance products include:

The “Jet Hammer” -
The Jet Hammer is a tool that creates rotational horsepower and axial impact energy to remove objects from a wellbore. The tool works under the same principal as a jackhammer cycling to 2000 impacts per minute. The tool is used for the removal of scale, sand cement, barium and paraffin from production tubing and the tool is also effective in shattering glass and ceramic discs placed in the well. The tool can be powered by water, light drilling fluids, air, nitrogen or other acid media. The tool is easy to operate and can withstand temperatures of up to 500 degrees Fahrenheit. Bits for the Jet Hammer are designed to maximize the penetration rate of the tool by taking advantage of the tool’s unique combination of rotational and percussive impact forces.

The “Jet Motor” -
The Jet Motor is a very compact (19 inch overall length) down hole motor. The tool has a unique jetting system to maximize torque. It has no rubber thereby allowing the use of acids, nitrogen or fluid at high operating temperatures. The tool is ideal for use in wells up to 500 degrees Fahrenheit.

The “Rotorjet” -
The Rotorjet is a tool developed in liaison with our associate Hammelmann and is used to clean production tubing of sediments deposited during the production of oil and gas. The Rotorjet also is used to clean perforated areas through exerting high jet velocities into producing formations thus increasing well production. The Rotorjet is described in greater detail below under Pipeline Cleanout.

Coiled Tubing Fishing

Fishing in the oilfield is generally known as the process of removing debris from a well. The process is used when a well production is affected and the debris must be removed.

The “Rotating Tool” -
The Rotating Tool has been designed and developed specifically for use in our coiled tubing operations. Its purpose is to mechanically provide rotation to assist in connecting to a fish. The Rotating Tool can be also be used with HeavyHitters in combination with an Amplidyne to remove a fish that remains stuck. The Rotating Tool currently generates more revenue for us than any other tool.

The “Heavy Hitter” -	The HeavyHitter as described in the drilling application above, can also be used in the fishing operations.

The “Amplidyne” -	The CTT Amplidyne, also discussed above, can also successfully be used for fishing operations.

Pipeline Cleanout

The Rotorjet is a tool developed in liaison with our associate Hammelmann. The tool is used to clean the inner pipeline walls. The Rotorjet features variable rotational speeds and can hold pressures from 600 to 20,000 pounds per square inch (“PSI”) providing maximized nozzle velocities for cleaning. The Rotorjet can remove paraffin and other sediments from pipelines without use of chemicals. We believe that the maintenance of a pipeline using a Rotorjet extends the pipeline life and maximizes the pipeline efficiency.

We mainly focus on the development, marketing and rental of advanced tools and related innovative technical solutions to be used with coil tubing in the bottom hole assembly (“BHA”) for the exploration and production of hydrocarbons (“E&P”).  Although various companies in the E&P services business have realized the importance of coiled tubing, we have focused entirely on the development of dedicated, patented, proprietary downhole tools and the related marketing strategies.

We believe that we have identified a market for an aggressive, innovative and independent, full line, tool company and have pursued that business strategy.  We offer a turnkey tool package containing a full line of standard tools and proprietary downhole tools or a single item tool rental.

Since the United States domestic market is currently by far the largest market for coiled tubing, we are currently focusing primarily on the domestic market, as well as to a limited extent, Canada. However, moving forward, we anticipate expanding our marketing efforts into the North Sea, the Middle East, and Southeast Asia. We believe that the possibility to extend the life of platforms makes it extremely attractive to use coiled tubing offshore.

Coiled Tubing Industry

The coiled tubing industry is made up of three operational segments:

•	Oil Companies;
•	Coiled Tubing Operators; and
•	Service Companies.

Oil companies typically outsource most of their coil tubing work to the E&P service industry in general and the coiled tubing industry in particular.  The oil companies’ engineers rely on coiled tubing operators and downhole service companies to provide operational recommendations and applications to accomplish a specific task on their well.  They are constantly seeking new tools for their operations, which often allow proprietary tool companies, such as us, an advantage on their wells.  The trend to outsource services is expected to continue, as the oil companies are not interested in owning and paying for the upkeep of high cost coil tubing equipment and tools.  As a result, service companies are responsible for the operation of the majority of drilling and fishing procedures using coil tubing technology.  The service companies use mostly proprietary tools and large service companies, with whom we compete, like Thru Tubing Solutions, Baker-Hughes, Weatherford, and Smith International, which are focusing more and more on drilling.  These companies are attempting to create a one-stop-shop concept with turnkey solutions for oil companies, especially abroad, as the US domestic market is regarded as highly competitive in this respect.

The Market for Coiled Tubing

We believe that the United States domestic market and Canada, which we operate in, is by far the largest and the most competitive market for coil tubing technology, due to the older age of wells and the difficulty in keeping them profitable.  Moreover, the United States has historically been considered to be the breeding ground for new technology; however with the recent general economic downturn, the day rates for coil tubing have prohibited oil companies from using coil tubing in the U.S.  As a result, we are attempting to enter the Southeast Asian and Middle Eastern markets where coil tubing unit pricing appears to be more stable.

Business Strategy

We have based our business strategy on the leasing and rental of our product lines to three distinct markets:

•	Oil Companies;
•	Coiled Tubing Operators; and
•	Well Servicing Companies.

There are four components to our strategic vision:

•	Build profitable year over year sales of existing proprietary products;
•	Accelerate development of new proprietary products;
•	Accelerate growth of new distribution stockpoints worldwide; and
•	Accelerate growth through acquisitions.

We believe increasing our proprietary product lines availability to our customers is critical to our profitability.  Therefore, we will focus on initiatives to drive year over year sales growth for our existing products, funding permitting, emphasizing:

•	Enhanced customer focus through a concerted sales and marketing effort in the future;
•	Increased investment in product lines; and
•	Accelerated growth of new product lines.

Hammelmann Distributor Contracts

On or about January 1, 2007, Coil Tubing Technology, Inc., our wholly owned Texas subsidiary (“CTT Texas”) entered into two Statement of Understandings with Hammelmann Corp. (“Hammelmann” and the “Statement of Understandings”). The Statement of Understandings provide for Hammelmann to provide CTT Texas the coil tubing nozzles known as the “RotorJet” and “TurboJet” and the surface cleaner known as the “Coil Tubing Cleaner” to market, field test and to report the performance of to Hammelmann, with any revenues generated on such products to be split 50/50 between CTT Texas and Hammelmann. The Statements of Understandings remain in effect until terminated with sixty (60) days prior written notice to the non-terminating party.

Subsidiaries

We currently have two wholly-owned Texas subsidiaries, Precision Machining Resources, Inc. (“PMR”) and Coil Tubing Technology, Inc., a Texas corporation (“CTT Texas”). The majority of our tool rental operations are run through CTT Texas. PMR owns certain manufacturing equipment formerly used to produce tools used in the work-over segment of the Company’s rental business, which generally require smaller tools than other coil tubing operations.  PMR also stocks coil tubing tool parts which it sells directly to other service companies, making PMR a supply and sales arm for non-proprietary tools and equipment of the Company.

Employees

We currently have four (4) full-time employees, including our Chief Executive Officer, Jerry Swinford.

Suppliers

We obtain the raw materials which we use to produce our coil tubing technology from the following suppliers:

•	Earle M. Jorgenson Co.
•	Aztec Machine
•	H.E. Halford Welding
•	Hammelmann Corp.
•	JCI Inspection
•	PEM Tooling
•	Dynalloy Industries
•	United Machine Works
•	Royal Precision Machine Metal Works

Dependence on One or a Few Major Customers

For the year ended December 31, 2008, we had four customers, that represented approximately 34%, 22%, 17%, and 11% of gross sales.  For the year ended December 31, 2007, we had three customers who accounted for 61%, 15%, and 10% of our net sales. As a result, the majority of revenues for the years ended December 31, 2008 and 2007, were due to only a small number of repeat customers, and we anticipate this trend continuing moving forward. Additionally, as a result, if we lose any of our major customers and are unable to replace such client with a similarly sized customer, it would likely have a materially adverse effect on our results of operations and could force us to curtail or abandon our current business operations.  In general, we do not have any material agreements in place with any of our customers, but instead, we bill our customers based on purchase orders (“PO’s”), which contain standard provisions, and allow such customers 30 days from such PO date to pay us for their tool rentals.  With the tightening of our market, we recently entered into a longer term lease arrangement with one of our more significant customers, Key Energy Services, which is in effect from December 1, 2008 until November 30, 2009, and are having similar discussions with other customers.  Under these longer term arrangements, we receive a monthly lease payment for tools placed with such customers.  The result is a more stable stream of revenue for the Company and more stable expenses for our customer; however, the lease arrangement also reduces the per day utilization rate of revenue received by the Company, and as such, may have a material adverse effect on our revenues.

Billing Process

We bill our clients based on PO’s received from such clients after the use by such clients of our tools.  For instance, assuming a client rents a tool out for five days, we usually receive a PO from such client at the expiration of such five day period, and/or at the expiration of such client’s project in the event that any client is using multiple tools over a prolonged period for a particular job.  We receive rental fees based on the use of rented tools by our customers and whether such tools are on particular jobsites.  If a tool is on a jobsite but not being used for a downhole application we receive a standby fee for and if any tool is used downhole on any particular day we receive a much larger day rate for such tools.

We also bill our clients for the full cost of any tools which are lost and/or damaged in use and recognize the full cost of the tool as revenue after subtracting the carrying cost of such tool (the value of such tool minus any depreciation).

Patents, Trademarks and Licenses

CTT Texas currently holds trademark number 77114787, relating to three concentric circles, which Coil Tubing uses to advertise its products.

Jerry Swinford, our Chief Executive Officer and Director currently holds a registered patent (5584342) on which he was the inventor, which was assigned back to him by Ponder Industries, Inc. effective February 1, 1999, relating to a Subterranean Rotation Inducing Device and Method.

Mr. Swinford has also filed Patent Cooperation Treaty (“PCT”) patent applications and U.S. provisional and non-provisional patent applications as detailed in the table below.  A PCT patent application is an international patent “application” which allows the applicant to file a single application to initiate international patent protection and which may ultimately lead to the granting of letters patent by the relevant national or regional patent authorities.  A provisional patent application gives a filer one full year to assess an invention’s commercial potential before committing to the higher cost of filing and prosecuting a non-provisional application for a patent.

Pursuant to the terms of Mr. Swinford’s Employment Agreement, as amended, described below, we are granted a royalty free license to use any patents held by or developed by Mr. Swinford for as long as he is employed by us.

Below is a summary of the Company’s Trademark and the Patents owned by Mr. Swinford, which we receive the right to use, free of royalty payments pursuant to and in connection with the Waiver of Royalties Agreement (described in greater detail below) as of the filing of this report:

Type of Intellectual Property	Registered Number (or Provisional Number)	Expiration Date

Trademark - Registered Mark	Serial No. 77114787	The Trademark will continue as long as it is used in market place

Patent - Letters Patent Issued Subterranean Rotating Device & Method	No. 5584342	Expires December 17, 2013 (assuming payment of maintenance fees)

Patent Application Filed - Jet Motor	No. 11/693,568	Filed March 2007 [registration has not been finalized as of the date of this filing]

PCT Patent Application Filed - Jet Motor	PCT/US2007/065538	Filed March 2007 Canada & Singapore Applications filed September 2008 [registration has not been finalized as of the date of this filing]

Patent Application Filed – Rotation Tool	No. 11/848,614	Filed August 2007 [registration has not been finalized as of the date of this filing]

Provisional Patent Application Filed – Drilling Jar	No. 61/051204	Filed May 2008 [registration has not been finalized as of the date of this filing]

Provisional Patent Application Filed – Jet Hammer	No. 61059,439	Filed June 25, 2008 [registration has not been finalized as of the date of this filing]

PCT Patent Application Filed – Rotation Tool	PCT/USOB/70194	Filed July 16, 2008 [registration has not been finalized as of the date of this filing]

Mr. Swinford’s issued patent and the PCT, provisional and non-provisional patent applications, which are described above (collectively the “Swinford Patents”), along with our Statement of Understandings with Hammelmann, make up the core of our business and we believe provide us with a competitive advantage over other coil tubing companies.  The vast majority of our revenues are derived from the Swinford Patents, through the manufacture and rental of our proprietary tools based on the Swinford Patents.  There are risks associated with our loss of the use of the Swinford Patents, which are described in greater detail below under “If We Are Unable To Adequately Protect Our Intellectual Property Rights Our Business Is Likely To Be Adversely Affected,” and “Mr. Swinford Will Retain The Rights To And Ownership Of Any Inventions He May Discover, Originate Or Invent, Either Alone Or With Others Pursuant To His Employment Agreement.”

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors and other information in this report. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. The Company’s business is subject to many risk factors; including the following (references to “our,” “we,” “us” and words of similar meaning in these Risk Factors refer to the Company):

WE MAY REQUIRE ADDITIONAL FINANCING TO IMPLEMENT OUR BUSINESS PLAN AND CONTINUE DEVELOPING AND MARKETING OUR ENVIRONMENTAL COMPLIANCE SYSTEMS.

We have generated only limited revenues since our incorporation in July 1999. We currently believe that we will be able to continue our business operations for approximately the next three (3) to four (4) months if we fail to raise additional funding; however, due to the decline in the demand for our services, we will be largely operating out of our current receivables on hand.   In order to fund our planned expansion of operations over the next approximately twelve (12) months, we anticipate the need for approximately $1,500,000 to $3,000,000 of additional capital.  We may choose to raise additional funds in the future through sales of debt and/or equity securities to support our ongoing operations and for expansion. If we are unable to raise additional financing in the future, we may be forced to abandon or curtail our business plan, which would cause the value of our securities, if any, to decrease in value and/or become worthless.

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors have raised substantial doubt about our ability to continue as a going concern primarily because we had a net loss of $573,881 and cash used in operations of $438,702, for the year ended December 31, 2008. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, our securities will become worthless.

WE MAY HAVE DIFFICULTY OBTAINING FUTURE FUNDING SOURCES, IF NEEDED, AND WE MAY HAVE TO ACCEPT TERMS THAT WOULD ADVERSELY AFFECT SHAREHOLDERS.

We will need to raise funds from additional financing. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then shareholders interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

WE LACK A SIGNIFICANT OPERATING HISTORY FOCUSING ON OUR CURRENT BUSINESS STRATEGY WHICH YOU CAN USE TO EVALUATE US, MAKING SHARE OWNERSHIP IN OUR COMPANY RISKY.

Our Company lacks a long standing operating history focusing on our current business strategy which investors can use to evaluate our Company’s previous earnings. Therefore, ownership in our Company is risky because we have no significant business history and it is hard to predict what the outcome of our business operations will be in the future.

WE HAVE ESTABLISHED PREFERRED STOCK WHICH CAN BE DESIGNATED BY THE COMPANY'S BOARD OF DIRECTORS WITHOUT SHAREHOLDER APPROVAL AND THE BOARD ESTABLISHED SERIES A PREFERRED STOCK, WHICH GIVES THE HOLDERS MAJORITY VOTING POWER OVER THE COMPANY.

The Company has 10,000,000 shares of preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. On June 19, 2007, the Company's Board of Directors approved the issuance of 1,000,000 shares of Series A Preferred Stock to our Chief Executive Officer and sole Director, Jerry Swinford. The 1,000,000 shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 22,050,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 22,950,000 shares, out of a total number of 45,000,000 shares voting. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. The holders of the shares of Series A Preferred Stock will exercise voting control over the Company. As a result of this, the Company's shareholders will have no control over the designations and preferences of the preferred stock and as a result the operations of the Company.

JERRY SWINFORD, OUR CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR OF THE COMPANY CAN VOTE A MAJORITY OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS.

Jerry Swinford, our Chief Executive Officer and sole Director holds 2,050,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock, which preferred stock gives him the right to vote in aggregate, 51% of our outstanding shares of common stock on all shareholder votes. Accordingly, Mr. Swinford will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Swinford may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

WE RELY ON OUR CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR, JERRY SWINFORD, AND IF HE WERE TO LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY EFFECTED

We rely on Jerry Swinford, our Chief Executive Officer and sole Director for the success of our Company. Mr. Swinford has an employment agreement with us, currently effective until December 31, 2009, which employment agreement provides Mr. Swinford an additional option for an additional year (which is described in greater detail below). The Company also holds a $650,000 life insurance policy on Mr. Swinford. Mr. Swinford’s experience and input creates the foundation for our business and he is responsible for the direction and control over the Company’s development activities. Moving forward, should he be lost for any reason, the Company will incur costs associated with recruiting a replacement and any potential delays in operations which this may cause. If we are unable to replace Mr. Swinford with another individual suitably trained in coil tubing technology we may be forced to scale back or curtail our business plan. As a result, if we were to lose the services of Mr. Swinford for any reason, your securities in our Company could become devalued.

MR. SWINFORD WILL RETAIN THE RIGHTS TO AND OWNERSHIP OF ANY INVENTIONS HE MAY DISCOVER, ORIGINATE OR INVENT, EITHER ALONE OR WITH OTHERS PURSUANT TO HIS EMPLOYMENT AGREEMENT.

Pursuant to Mr. Swinford’s Employment Agreement with us, as amended, whereby he serves as our Chief Executive Officer, Mr. Swinford will retain the rights and ownership of any discoveries, inventions, improvements, designs and innovations relating to the business of the Company (the “Inventions”), whether or not patentable, copyrightable or reduced to writing that he may discover, invent or originate during the term of the Employment Agreement.  While Mr. Swinford has also agreed pursuant to a Waiver of Royalties agreement to waive any royalties that he may be due for such Inventions during the term of his employment, if Mr. Swinford were to leave the Company for any reason, he would retain the ownership of any Inventions he created and we could either be forced to pay Mr. Swinford substantial royalty fees and/or cease using such Inventions.  Finally, Mr. Swinford will retain ownership of the Inventions, and we will not receive any benefit if the license agreement is terminated and such Inventions are sold by Mr. Swinford or licensed to any other companies.  There is a risk that if Mr. Swinford were to leave the Company, that the royalty payments due on the Inventions (including those patents held by Mr. Swinford which we are already using, described in greater detail above under “Patents, Trademarks and Licenses”) may be too expensive for us to afford, and we may be forced to curtail or abandon our business operations.

WE FACE CORPORATE GOVERNANCE RISKS AND NEGATIVE PERCEPTIONS OF INVESTORS ASSOCIATED WITH THE FACT THAT WE CURRENTLY HAVE ONLY TWO OFFICERS AND ONE DIRECTOR.

Jerry Swinford is our Chief Executive Officer and sole Director.  As such, he has significant control over our business direction.  Additionally, as he is our only Director, there are no other members of the Board of Directors available to second and/or approve related party transactions involving Mr. Swinford, including the compensation Mr. Swinford is paid and the employment agreements we enter into with Mr. Swinford.  Additionally, there is minimal segregation of duties between officers because Mr. Swinford is one of only two of our officers and is our sole Director, and as such, he is significantly responsible for the oversight of our accounting functions.  Therefore, investors may perceive that because no other Directors are approving related party transactions involving Mr. Swinford and no other officers are approving our financial statements in our filings that such transactions are not fair to the Company and/or that such financial statements may contain errors.  The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple officers and Directors due to the investing public’s perception of limitations facing our company due to the fact that we only have two officers and only one director.

COIL TUBING SHAREHOLDERS MAY WANT TO SELL THEIR DISTRIBUTED SHARES IMMEDIATELY AFTER THEY ARE RECEIVED IN THE SPIN-OFF DISTRIBUTION AND THIS COULD ADVERSELY AFFECT THE MARKET FOR OUR SECURITIES

Coil Tubing will distribute up to 20,000,000 shares of our common stock to its shareholders in the spin-off Distribution. The Coil Tubing shareholders that will now be our shareholders may not be interested in retaining their investment in us. Since Coil Tubing shareholders will receive registered shares in the Distribution, they will generally be free to resell their shares immediately upon receipt. However, shareholders of Coil Tubing or us who are affiliates of us or Coil Tubing will receive restricted shares of our common stock, which will be subject to the volume limitation provisions of Rule 144 of the Securities Act of 1933, as amended (the “Act”). If any number of the Coil Tubing shareholders offers their shares for sale, the market for our securities could be adversely affected.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL SHARES.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

WE HAVE ARRANGEMENTS IN PLACE WITH VARIOUS MANUFACTURERS TO BUILD AND PRODUCE OUR PRODUCTS, AND IF THE DEMAND FOR THOSE MANUFACTURERS’ SKILLS INCREASES, THE COST OF PRODUCING OUR PRODUCTS MAY INCREASE, CAUSING OUR PROFITS (IF ANY) TO DECREASE.

We currently have a number of arrangements with various manufacturing shops which manufacture our Coil Tubing Technology tools and equipment. In the event that the demand for those manufacturers’ time and unique skills increase, we may be forced to pay more money to have our products manufactured. If this were to happen, we may be forced to charge more for our products, which may cause the demand for our products and consequently our sales to decrease, which would likely cause any securities which you hold to decrease as well. Additionally, if the materials which our products are made from, including steel, increase in cost, it could similarly cause increases in the cost of manufacturing our products, which could force us to increase the prices we charge for our products, which could cause the demand for such products to decline.

OUR FUTURE SUCCESS AND PROFITABILITY MAY BE ADVERSELY AFFECTED IF WE OR OUR SUPPLIERS FAIL TO DEVELOP AND INTRODUCE NEW AND INNOVATIVE PRODUCTS AND SERVICES THAT APPEAL TO OUR CUSTOMERS.

The oil and gas drilling industry is characterized by continual technological developments that have resulted in, and likely will continue to result in, substantial improvements in the scope and quality of oilfield chemicals, drilling and artificial lift products and services and product function and performance. As a result, our future success depends, in part, upon our and our suppliers’ continued ability to develop and introduce new and innovative products and services in order to address the increasingly sophisticated needs of our customers and anticipate and respond to technological and industry advances in the oil and gas drilling industry in a timely manner. If we or our suppliers fail to successfully develop and introduce new and innovative products and services that appeal to our customers, or if new companies or our competitors offer such products and services, our revenue and profitability may suffer.

OUR ABILITY TO GROW AND COMPETE IN THE FUTURE WILL BE ADVERSELY AFFECTED IF ADEQUATE CAPITAL IS NOT AVAILABLE.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. Our cash flow from operations may not be sufficient or we may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

WE DO NOT CURRENTLY HAVE INSURANCE POLICIES AND COULD THEREFORE SUFFER LIABILITY FOR RISKS ASSOCIATED WITH OUR OPERATIONS.

Our operations are subject to hazards inherent in the oil and gas industry, such as, but not limited to, accidents, blowouts, explosions, fires, oil and chemical spills and other hazards. These conditions can cause personal injury or loss of life, damage to property, equipment and the environment, and suspension of oil and gas operations of our customers. Litigation arising from a catastrophic occurrence at a location where our equipment, products or services are being used may result in us being named as a defendant in lawsuits asserting large claims. We do not currently have insurance for our operations because of the high premium costs. As a result, losses and liabilities arising from uninsured events could have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OUR BUSINESS IS LIKELY TO BE ADVERSELY AFFECTED.

We rely on a combination of patents, trademarks, non-disclosure agreements and other security measures to establish and protect our proprietary rights. The measures we have taken or may take in the future may not prevent misappropriation of our proprietary information or prevent others from independently developing similar products or services, designing around our proprietary or patented technology or duplicating our products or services.  Furthermore, some of our intellectual property rights are only protected by patent applications filed by Mr. Swinford, and he may choose to not move forward with those patent applications in the future.  Finally, Mr. Swinford’s patent applications may not be granted in the future.  In the event that Mr. Swinford does not move forward with the patent applications and/or does not obtain registration of those patents, we will have a diminished ability to protect our proprietary technology, which could cause us to spend substantial funds in connection with litigation and/or may force us to curtail or abandon our business activities.

A SIGNIFICANT AMOUNT OF OUR REVENUES ARE DUE TO ONLY A SMALL NUMBER OF CUSTOMERS, AND IF WE WERE TO LOSE ANY OF THOSE CUSTOMERS, OUR RESULTS OF OPERATIONS WOULD BE ADVERSELY AFFECTED.

The Company had four customers that represented approximately 34%, 22%, 17%, and 11% of gross sales for the year ended December 31, 2008.  For the year ended December 31, 2007, we had three customers, who accounted for 61%, 15%, and 10% of our net sales.   As a result, the majority of revenues for the years ended December 31, 2008 and 2007 were due to only a small number of customers, and we anticipate this trend continuing moving forward. Additionally, we do not have any contracts in place with any of our customers and instead operate purchase order to purchase order with such customers.  As a result, a termination in relationship or a reduction in orders from these customers could have a materially adverse effect on our results of operations and could force us to curtail or abandon our current business operations.

A SIGNIFICANT AMOUNT OF OUR REVENUES COME FROM AN ENTITY WHICH IS ALSO OUR COMPETITOR, AND IF WE WERE TO LOSE SUCH CUSTOMER, OR IT WERE TO CREATE PRODUCTS TO DIRECTLY COMPETE WITH OURS, OUR RESULTS OF OPERATIONS WOULD BE ADVERSELY AFFECTED.

For the year ended December 31, 2008, a significant portion of our revenues, approximately 27%, came from, one customer which is also a competitor of us.  While such company does not currently compete directly for our products, it offers similar products.  If such entity, or any other entity which is a customer of ours, creates products in the future which directly compete with ours, such entities will likely cease using our services and our revenues could be adversely affected. Similarly, we could lose additional customers to such directly competing competitors, which would further cause a decrease in our results of operations.

OUR REVENUES ARE SUBJECT TO SEASONAL RULES AND REGULATIONS, SUCH AS THE FROST LAWS ENACTED BY SEVERAL STATES AND CANADA, WHICH COULD CAUSE OUR OPERATIONS TO BE SUBJECT TO WIDE SEASONAL VARIATIONS.

Certain states which experience below freezing temperatures during the winter months, and Canada have enacted Frost Laws, which put maximum weight limits on certain public roads during the coldest months of the years, to help prevent damage to the roads caused by frost heaves. As a result, our revenues may be limited in such cold weather states (and Canada) by such Frost Laws and our results of operations for those winter months may be substantially less than our results of operations during the summer months. We currently rent tools in California, Utah, West Texas, South Texas, East Texas, Louisiana, and Canada and for use on the North Sea in Norway.  As a result, our results of operations for one quarterly period may not give an accurate projection of our results of operations for the entire fiscal year and/or may vary significantly from one quarter to the other.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH, WHICH COULD LEAD TO OUR INABILITY TO IMPLEMENT OUR BUSINESS PLAN.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have two executive officers and one Director. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of our drilling and/or extraction operations increases. Our systems, procedures and/or controls may not be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

OUR CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR IS ALSO THE CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR OF OUR PARENT, COIL TUBING, AND AS SUCH, MAY NOT BE ABLE TO DEVOTE SUFFICIENT TIME TO OUR OPERATIONS.

Jerry Swinford, our Chief Executive Officer and Director is also the Chief Executive Officer and Director of Coil Tubing, our Parent.  As such and because Mr. Swinford spends approximately 40 hours per week on Company matters and approximately 5 to 10 hours per week on matters relating to Coil Tubing, he may not be able to devote a sufficient amount of time to our operations.  This may be exacerbated by the fact that he is currently one of only two of our officers and our sole Director.  Furthermore, because we operate in the coil tubing industry (as does Coil Tubing, although Coil Tubing currently has no operations separate from the Company) there may be conflicts between suppliers, contracts, agreements, use of patents and/or other business relations between Coil Tubing and us.  Additionally, investors should keep in mind that there are no policies in place in regard to the allocation of corporate opportunities between us, Coil Tubing or Mr. Swinford personally.

WE MAY BE LATE IN FILING OUR PERIODIC REPORTS OR MAY NOT BE ABLE TO FILE OUR PERIODIC REPORTS AS WE ONLY HAVE TWO OFFICERS AND ONE DIRECTOR, AND OUR SOLE DIRECTOR WHO IS ALSO THE SOLE OFFICER AND DIRECTOR OF OUR PARENT COMPANY, COIL TUBING, IS DELINQUENT IN ITS FILINGS.

Our Chief Executive Officer and sole Director, Jerry Swinford, is also the sole officer and Director of Coil Tubing, which is currently deficient in its filing obligations with the SEC, and has been delinquent since approximately May 2003 (when it was still IPMC Holdings Corp. (as described in greater detail above under “Business”)).  Although Mr. Swinford, with the assistance of legal and accounting professionals, has previously tried to obtain the required financial information to file Coil Tubing’s delinquent periodic filings with the SEC, he has not been able to obtain that information.  As such, Coil Tubing remains deficient in its current and periodic filings with the SEC, and is not likely to, and currently has no plans to ever file such deficient reports.  As a result of Coil Tubing’s deficient filings, Coil Tubing’s shareholders do not have any current financial or other information regarding Coil Tubing. Further, as Mr. Swinford is also the Chief Executive Officer and sole Director of the Company, and the Company has similar current and periodic reporting obligations with the SEC, there is a risk that the Company may not meet these filing obligations and that investors similarly may not receive current information regarding their investment in the Company.  If this were to occur it may be difficult if not impossible for investors to sell their shares in the Company, we could be delisted from any market or exchange on which our common stock then trades, if any, and the value of our common stock could become worthless.

RISKS RELATED TO OUR INDUSTRY

VOLATILITY OR DECLINE IN OIL AND NATURAL GAS PRICES MAY RESULT IN REDUCED DEMAND FOR OUR PRODUCTS AND SERVICES WHICH MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION.

The markets for oil and natural gas have historically been extremely volatile. We anticipate that these markets will continue to be volatile in the future. Although oil and gas prices have increased significantly in recent years, there can be no guarantees that these prices will remain at current levels. Such volatility in oil and gas prices, or the perception by our customers of unpredictability in oil and natural gas prices, affects the spending patterns in our industry. The demand for our products and services is, in large part, driven by current and anticipated oil and gas prices and the related general levels of production spending and drilling activity. In particular, volatility or a decline in oil and gas prices may cause a decline in exploration and drilling activities. This, in turn, could result in lower demand for our products and services and may cause lower prices for our products and services. As a result, volatility or a prolonged decline in oil or natural gas prices may adversely affect our business, financial condition and results of operations.

COMPETITION FROM NEW AND EXISTING COMPETITORS WITHIN OUR INDUSTRY COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

The oil and gas industry is highly competitive and fragmented. Our principal competitors include numerous small coil tubing companies capable of competing effectively in our markets on a local basis as well as a number of large coil tubing companies that possess substantially greater financial and other resources than we do. Furthermore, we face competition from companies working to develop advanced oil and gas technology which would compete with us and other coil tubing companies.   Additionally, our larger competitors may be able to devote greater resources to developing, promoting and selling their products and services. We may also face increased competition due to the entry of new competitors including current suppliers that decide to sell or rent their coil tubing products and services directly. As a result of this competition, we may experience lower sales if our prices are undercut or advanced technology is brought to market which accomplishes greater results on average than our technology, which would likely have an adverse effect on our results of operations and force us to curtail or abandon our current business plan.

OUR RESULTS OF OPERATIONS MAY BE NEGATIVELY AFFECTED BY SUSTAINED DOWNTURNS OR SLUGGISHNESS IN THE ECONOMY, INCLUDING REDUCTIONS IN DEMAND OR LOW LEVELS IN THE MARKET PRICES OF COMMODITIES, ALL OF WHICH ARE BEYOND OUR CONTROL.

Sustained downturns in the economy generally affect the markets in which we operate and negatively influence our operations. Declines in demand for oil and gas as a result of economic downturns may reduce our cash flows, especially if our customers reduce exploration and production activities and, therefore, use of our products.

Lower demand for oil and gas and lower prices for oil and gas result from multiple factors that affect the markets which consume our products and services:

•
supply of and demand for energy commodities, including any decreases in the production of oil and gas which could negatively affect the demand for oil and gas in general, and as a result the need for our coil tubing technology;

•
general economic conditions, including downturns in the United States, Canada or other economies which affect energy consumption particularly in which sales to industrial or large commercial customers which could negatively affect the demand for oil and gas in general, and as a result the need for our coil tubing technology;  and

•
federal, state and foreign energy and environmental regulations and legislation, which could make oil and gas exploration more costly, which could in turn drive down demand for oil and gas, and which could in turn reduce the demand for our technology and cause our revenues to decrease.

THE LONG-TERM FINANCIAL CONDITION OF OUR BUSINESSES IS DEPENDENT ON THE CONTINUED AVAILABILITY OF OIL AND GAS RESERVES.

Our businesses are dependent upon the continued availability of oil production and reserves.  Low prices for oil and gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development of additional reserves and production, and, therefore, demand for our products and services.

OUR BUSINESS IS SUBJECT TO EXTENSIVE REGULATION THAT AFFECTS OUR OPERATIONS AND COSTS.

Our assets and operations are subject to regulation by federal, state and local authorities, including regulation by the Federal Energy Regulatory Commission (“FERC”) and regulation by various authorities under federal, state and local environmental laws. Regulation affects almost every aspect of our businesses, including, among other things, our ability to determine the terms and rates of services provided by some of our businesses; make acquisitions; issue equity or debt securities; and pay dividends. Changes in such regulations may affect our capacity to conduct this business effectively and sustain or increase profitability.

RISKS RELATING TO THE SPIN-OFF

WE MAY BE UNABLE TO ACHIEVE SOME OR ALL OF THE BENEFITS THAT WE EXPECT TO ACHIEVE FROM OUR SEPARATION FROM COIL TUBING.

We may not be able to achieve the full strategic and financial benefits that we expect will result from our separation from Coil Tubing or such benefits may be delayed or may not occur at all. For example, analysts and investors may not regard our corporate structure as clearer and simpler than the current Coil Tubing corporate structure or place a greater value on our Company as a stand-alone company than on our businesses being a part of Coil Tubing. As a result, in the future the aggregate market price of Coil Tubing’s common stock and our common stock as separate companies may be less than the market price per share of Coil Tubing’s common stock had the separation and distribution not occurred.

WE ARE BEING SEPARATED FROM COIL TUBING, OUR PARENT COMPANY, AND, THEREFORE, WE HAVE A LIMITED OPERATING HISTORY AS A SEPARATE COMPANY.

The historical and financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

•	Since November 2005, our business has in part been operated by Coil Tubing as part of its broader corporate organization, rather than as a separate, publicly-traded company; and

•	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a company separate from Coil Tubing.

THE DISTRIBUTION OF OUR SHARES MAY RESULT IN TAX LIABILITY.

Shareholders of Coil Tubing may be required to pay income tax on the value of shares of common stock received in connection with the spin-off Distribution. This Distribution may be taxable as a dividend and/or as a capital gain, depending upon the extent of the basis in Coil Tubing stock which such shareholders hold. Shareholders of Coil Tubing are advised to consult their own tax advisor as to the specific tax consequences of the Distribution.

THE DISTRIBUTION MAY CAUSE THE TRADING PRICE OF COIL TUBING’S COMMON STOCK TO DECLINE.

Following the Distribution, Coil Tubing expects that its common stock will continue to be quoted and traded on the Pink Sheets under the symbol “CTBG.” A trading market may not continue for the shares of Coil Tubing’s common stock or even develop for our shares. As a result of the Distribution, the trading price of Coil Tubing’s common stock may be substantially lower following the Distribution than the trading price of Coil Tubing’s common stock immediately prior to the Distribution.  The closing price of Coil Tubing’s common stock was approximately $0.05 at March 31, 2009, $0.06 at December 31, 2008, $0.06 at September 30, 2008, $0.048 at June 30, 2008, $0.057 at March 31, 2008, $0.03 at December 31, 2007, $0.034 at September 28, 2007, $0.031 at June 29, 2007, $0.022 at March 30, 2007, and $0.0275 at December 29, 2006.

Further, the combined trading prices of Coil Tubing’s common stock and our common stock after the Distribution may be less than the trading price of Coil Tubing’s common stock immediately prior to the Distribution.

THE LACK OF A BROKER OR DEALER TO CREATE OR MAINTAIN A MARKET IN OUR STOCK COULD ADVERSELY IMPACT THE PRICE AND LIQUIDITY OF OUR SECURITIES.

We have no agreement with any broker or dealer to act as a market maker for our securities and as a result, we may not be successful in obtaining any market makers. Thus, no broker or dealer will have an incentive to make a market for our stock. The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.

RISKS RELATING TO OUR SECURITIES

WE LACK A MARKET FOR OUR COMMON STOCK, WHICH MAKES OUR SECURITIES VERY SPECULATIVE.

We currently lack a market for the Company’s common stock. Because of this, it is hard to determine exactly how much our securities are worth. As a result of the lack of market, it is hard to judge how much our securities are worth and it is possible that they will become worthless.

WE HAVE NOT PAID ANY CASH DIVIDENDS IN THE PAST AND HAVE NO PLANS TO ISSUE CASH DIVIDENDS IN THE FUTURE, WHICH COULD CAUSE THE VALUE OF OUR COMMON STOCK TO HAVE A LOWER VALUE THAN OTHER SIMILAR COMPANIES WHICH DO PAY CASH DIVIDENDS.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

IF THERE IS A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	increased competition; and
(4)	conditions and trends in the oil and gas industry and/or the market for coil tubing technology products and tools in general.

Further, if our common stock is traded on the over the counter bulletin board, as is our intention, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Assuming our common stock is quoted on the OTC Bulletin Board, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

WE HAVE BEEN FORCED TO BRING SUIT AGAINST OUR FORMER LARGEST SHAREHOLDER, GRIFCO INTERNATIONAL, INC., ITS PRESIDENT AND THE DEPOSITORY TRUST & CLEARING CORPORATION WHICH WILL IMPACT OUR OPERATIONS.

As is more fully described below under Legal Proceedings, on July 30, 2008, the Company, Coil Tubing and our and Coil Tubing’s President, Jerry Swinford (“Plaintiffs”) filed a lawsuit against Grifco International, Inc. (“Grifco”), the Depository Trust & Clearing Corporation (DTCC/DTC) and the President of Grifco, James Dial (“Defendants”). The case is pending as Cause No. 08-07-07397-CV in Montgomery County Texas, District Court, 9th Judicial District. The suit stems from Grifco’s stock distribution of 75,000,000 shares of Coil Tubing’s common stock in August 2007 ("Grifco Distribution").

ITEM 2. PROPERTIES

We, through CTT Texas, currently rent office and manufacturing space at 19511 Wied Rd., Suite D and Suite E, in Spring, Texas. The Company entered into a rental agreement effective January 1, 2005, under which we rented space on a month to month basis, with an initial fixed rental payment of $1,625 per month, for a term of two (2) years. Since entering into the rental agreement, the agreement has been adjusted, and is operating on a month to month basis. We currently pay $2,550 per month in rental fees for our offices and our manufacturing space.

In June 2007, PMR entered into a one year lease for approximately 2,000 square feet of warehouse space in McAllen, Texas.  PMR paid rent of approximately $860 per month for the use of the warehouse space. The lease expired on June 30, 2008 and we have discontinued the rental and use of the warehouse space.

ITEM 3. LEGAL PROCEEDINGS

DTCC/DTC, Grifco & Dial Litigation

On or around July 30, 2008, the Company, Coil Tubing and the Company's President, Jerry Swinford ("Plaintiffs"), filed a lawsuit against Grifco, Depository Trust & Clearing Corporation ("DTCC/DTC") and the president of Grifco, James Dial (the "Defendants").  The case is pending as Cause No. 08-07-07397-CV in the Montgomery County, Texas, District Court, 9th Judicial District.  The suit stems from Grifco's distribution of its 75,000,000 shares of Coil Tubing in August 2007 ("Grifco Distribution").  Additionally, without informing Coil Tubing or providing any consideration to Coil Tubing, the DTCC/DTC made “book entries” for its participating members thereby unilaterally creating additional shares of Coil Tubing stock.

In August 2007, Grifco attempted to distribute 75,000,000 shares of Coil Tubing common stock which it held to its shareholders based on a record date of May 1, 2006.  Certain Grifco shareholders who held Grifco shares on the record date were not issued shares of Coil Tubing in connection with the Grifco Distribution.  Generally only Grifco shareholders who held their shares in street name on the record date were distributed shares in the Grifco Distribution.  Thus, shareholders who held their shares in certificate form did not receive shares in the Grifco Distribution.  Mr. Swinford was one such record shareholder of Grifco, who did not receive shares in the Grifco Distribution.

Grifco did not hold a sufficient number of shares to distribute to its shareholders who held their shares in street name at the distribution ratio announced by Grifco.  Grifco announced that each of its shareholders would receive 1.89 shares of CTBG stock for each share of Grifco stock held as of the record date.  In late April 2008, the DTCC/DTC informed Coil Tubing (for the first time) that Grifco did not transfer to DTCC/DTC's agent, Cede & Co., a sufficient number of shares to affect the distribution at the ratio announced.  The 1.89 ratio announced by Grifco implied that Grifco had approximately 40,000,000 shares outstanding as of the record date.  DTCC/DTC contends, however, that Grifco had approximately 68,000,000 shares outstanding in street name as of the record date, May 1, 2006.

Between the time Grifco distributed its shares (August 2007) until the DTCC/DTC contacted Coil Tubing (late April 2008), the DTCC/DTC contends it made various demands on Grifco for additional shares.  Grifco provided the DTCC/DTC with waivers from certain shareholders, but such waivers were not sufficient to address the deficiency in its entirety.

Coil Tubing was contacted by the DTCC/DTC regarding the shortfall in shares in April 2008.  Coil Tubing immediately took steps to have Grifco contact shareholders who did not receive shares in the distribution and obtain signed waivers of their right to receive shares in the stock dividend.  To date, a limited number of such waivers have been obtained.  Because of Grifco's failure to obtain waivers from a sufficient number of shareholders, DTCC/DTC demanded that Coil Tubing acquire additional free trading shares in the market or issue additional free trading shares to satisfy the shortfall.  Coil Tubing did not purchase the additional shares demanded by DTCC/DTC and Coil Tubing does not have a registration statement on file allowing it to issue additional free trading shares.  Additionally, issuing additional shares of Coil Tubing would substantially dilute the interests of Coil Tubing’s existing shareholders.

On July 10, 2008, DTCC/DTC issued a Stock Dividend E-Mail Alert to its participating members.  The Alert stated that DTCC/DTC had not received sufficient shares from Grifco in order to affect the stock dividend at the ratio Grifco announced.  DTCC/DTC further stated that unless it received the necessary shares by July 31, 2008, it would unilaterally adjust the ratio of shares received in the stock dividend from the rate originally declared, 1.89 shares of Coil Tubing common stock for each share of Grifco common stock which shareholders of Grifco held, to a reduced rate of approximately 1.29 shares of Coil Tubing for each share of Grifco held.

On July 30, 2008, Coil Tubing filed suit against Defendants.  In the suit Coil Tubing sought and obtained a temporary restraining order to restrain the DTCC/DTC from adjusting shareholder accounts and against any Defendant destroying any documentation in connection with the lawsuit.  While Coil Tubing was in the process of obtaining the temporary restraining order from the Court, and a day in advance of its announced adjustment date, DTCC/DTC adjusted the ratio of the dividend with most of its participating members. Despite the restraining order, DTCC/DTC's participating members adjusted customers’ accounts on July 31, 2008 and thereafter.

The Plaintiffs believe that all of the Defendants were aware or should have been aware that a shortfall in the Grifco Distribution would occur, but negligently allowed the stock distribution to go forward.  Additionally, the Plaintiffs believe that the Defendants engaged in additional acts and omissions which may give rise to other damages.  Coil Tubing has and expects to continue to expend funds on the litigation which may negatively impact operations.  The Court granted Plaintiffs’ Temporary Injunction and denied DTCC/DTC's Motion to Dismiss.    The Court has set the matter for trial on August 31, 2009, and the parties have tentatively agreed to attempt to resolve the matter with the assistance of a mediator.  It remains premature to speculate regarding the final outcome of the litigation.

Litigation Generally

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No established public trading market exists for our common stock. We have no shares of common stock subject to outstanding options or warrants to purchase, or securities convertible into, our common stock. We have 1,000,000 outstanding shares of Series A Preferred Stock, which are described in greater detail below. As of April 2, 2009, we had 22,050,000 shares of common stock issued outstanding, of which up to 20,000,000 shares of common stock will be distributed to shareholders of Coil Tubing as of the Record Date.  Coil Tubing had 149,655,338 shares of common stock outstanding, held by 337 shareholders of record as of the Record Date, which shareholders will become our shareholders following the Distribution.

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.001 par value per share ("Common Stock") and 10,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock"). As of April 2, 2009, we had 22,050,000 shares of common stock issued and outstanding and 1,000,000 shares of Preferred Stock issued and outstanding.

COMMON STOCK

Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. Directors are appointed by a plurality of the votes present at any special or annual meeting of shareholders (by proxy or in person), and a majority of the votes present at any special or annual meeting of shareholders (by proxy or in person) shall determine all other matters.  The holders of outstanding shares of common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the board from time to time may determine. There is no cumulative voting of the election of directors then standing for election. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

PREFERRED STOCK

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors ("Board of Directors") prior to the issuance of any shares thereof. Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

We currently have 1,000,000 shares of Series A Preferred Stock outstanding (described below), and the Preferred Stock will adversely affect the rights of the holders of common stock and, may therefore, reduce the value of our common stock.   Specifically, as described in greater detail below, the Series A Preferred Stock shares, voting in aggregate can vote a number of shares equal to 51% of our then outstanding shares, meaning that our common stock shares will have little to no effect on the outcome of shareholder votes.

Additionally, while it is not possible to state the actual effect of the issuance of any additional shares of Preferred Stock on the rights of holders of the common stock until the Board of Directors determines the specific rights of the holders of any additional shares of Preferred Stock, such rights may be superior to those associated with our common stock (and/or our Series A Preferred Stock), and may include:

o	Restricting dividends on the common stock;

o	Rights and preferences including dividend and dissolution rights, which are superior to our common stock;

o	Diluting the voting power of the common stock;

o	Impairing the liquidation rights of the common stock; or

o	Delaying or preventing a change in control of the Company without further action by the stockholders.

Series A Preferred Stock

We designated 1,000,000 shares of Series A Preferred Stock, $0.001 par value per share on June 19, 2007 (the "Series A Preferred Stock"). The Series A Preferred Stock has no dividend rights, no liquidation preference, no redemption rights and no conversion rights. On or about June 19, 2007, we granted all 1,000,000 shares of such Series A Preferred Stock to our Chief Executive Officer and Director, Jerry Swinford. The 1,000,000 shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 22,050,000 shares of the Company's Common Stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 22,950,000 shares, out of a total number of 45,000,000 shares voting. Additionally, the Company shall not adopt any amendments to the Company's Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

Provisions of the Company’s Charter or By-Laws which would delay, deter or prevent a change in control of the Company:

There are no special provisions of the Company’s Certificate of Incorporation or By-Laws which would specifically delay, deter or prevent a change in control of the Company; however, due to the nature of the 51% voting rights associated with the Company’s outstanding shares of Series A Preferred Stock, which shares are currently held by the Company’s Chief Executive Officer and Director, Jerry Swinford, it may be difficult if not impossible for shareholders of the Company to remove Mr. Swinford as a Director of the Company, and consequently as an officer of the Company.  Additionally, under Nevada law and the Company’s Bylaws, any vote to remove a Director from office must receive the vote of at least 2/3 of the Company’s outstanding shares.

Additionally, the Company has 9,000,000 shares of preferred stock authorized and undesignated. Shares of preferred stock designated by our Board of Directors in the future may have voting powers superior to our common stock and/or outstanding Series A Preferred Stock, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors.  Such preferred stock, if authorized in the future, may contain provisions (including voting rights) which could delay, deter or prevent a change in control of the Company.

RECENT SALES OF UNREGISTERED SECURITIES

In January 2009, our Board of Directors approved the issuance of 1,050,000 shares of our common stock to Jerry Swinford (representing 5% of our then outstanding shares of common stock), our Chief Executive Officer and President, in connection with the extension of the Employment Agreement from January 1, 2009 to December 31, 2009.  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the issuance did not involve a public offering, the recipient took the shares for investment and not resale, the recipient had such access to similar information which would be included in an offering prospectus, and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

We believe that we will be able to continue our business operations for approximately the next three (3) to four (4) months; however, due to the recent decline in the demand for our products, we will be largely operating out of our current receivables on hand.  In order to support our planned expansion of our operations over the next approximately twelve (12) months, we anticipate  needing approximately $1,500,000 to $3,000,000 in additional funding.

We are currently working on a new generation of coil tubing tools to aid in and facilitate well drilling. We expect the market for new applications of coiled tubing to continue to be curtailed somewhat in the U.S. markets with Southeast Asia and Middle Eastern markets remaining active through fiscal 2009, especially in drilling and workover applications. We are actively pursuing  international markets, potentially with the alliance of a yet to be determined major service company.

Moving forward, we anticipate spending a larger percentage of our working capital on research and development activities, which we believe will be required to provide technological advancement to our coiled tubing technologies.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008, COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

We had total revenue, consisting  of product sales and rental  income of $1,052,287 for the year ended December 31, 2008, compared to total revenue, consisting  of product sales and rental income of $900,427 for the year ended December 31, 2007, an increase in total revenue of $151,860 or 16.9% from the prior period.  The increase in sales was mainly due to increased revenue from the sales of our tools as opposed to tool rentals.  As our products are used by our customers overseas, a larger portion of our revenue is generated from sales of tools as opposed to tool rentals.

We had cost of sales  of products and rental income of $377,916 for the year ended December 31, 2008, compared to cost of sales of products and rental income of $440,128 for the year ended December 31, 2007, a decrease of $62,212 or 14.1% from the prior period, which decrease was primarily the result of increased sales of tools as opposed to tool rentals.

We had cost of sales  - depreciation of $139,326 for the year ended December 31, 2008, compared to cost of sales - depreciation of $108,875 for the year ended December 31, 2007, an increase of $30,451 or 28.0% from the prior period, which increase was primarily attributable to the increased size of the overall rental tool fleet and reflects the $135,000 in rental tools built in 2008.

We had total cost of sales  of $517,242 for the year ended December 31, 2008, compared to total cost of sales of $549,003 for the year ended December 31, 2007, a decrease of $31,761 or 5.8% from the prior period.

We had gross profit of $535,045 for the year ended December 31, 2008, compared to gross profit of $351,424 for the year ended December 31, 2007, an increase of $183,621 or 52.3% from the prior period.

Total cost of sales  (including depreciation) as a percentage of revenue was 49.2% for the year ended December 31, 2008, compared to 61.0% for the year ended December 31, 2007, a decrease in total cost of sales  as a percentage of revenue of 11.8% from the prior period.

We had general and administrative expenses of $822,701 for the year ended December 31, 2008, compared to general and administrative expenses of $773,015 for the year ended December 31, 2007, an increase of $49,686 or 6.4% from the prior period.  The main reasons for the increase in general and administrative expenses were increased accounting and attorney’s fees due to the Company’s ongoing registration statement filings and legal proceedings during the year ended December 31, 2008, compared to the year ended December 31, 2007.

We had depreciation and amortization expense of $17,585 for the year ended December 31, 2008, compared to depreciation and amortization expense of $11,950 for the year ended December 31, 2007, an increase of $5,635 or 47.2% from the prior period.

We had total operating expenses of $864,286 for the year ended December 31, 2008, compared to total operating expenses of $784,965 for the year ended December 31, 2007, an increase of $79,321 or 10% from the prior period.

We had a loss from continuing operations of $329,241 for the year ended December 31, 2008, compared to a loss from continuing operations of $433,541 for the year ended December 31, 2007, a decrease in loss from continuing operations of $104,300 or 24.1% from the prior period, which decrease was mainly due to the 16.9% increase in revenues offset by the 10% increase in total operating expenses and the 5.8% decrease in total cost of sales for the year ended December 31, 2008, compared to the year ended December 31, 2007.

We had a loss from discontinued operations of $244,640 for the year ended December 31, 2008, compared to a loss from discontinued operations of $40,600 for the year ended December 31, 2007, an increase of $204,040 or 502.6% from the prior period.  The loss from discontinued operations in 2008 was the result of significant legal, accounting and valuation expenses which were paid for by the Company on behalf of Coil Tubing.  The loss from discontinued operations in 2007 was the result of stock compensation. We had a net loss of $573,881 for the year ended December 31, 2008, compared to a net loss of $474,141 for the year ended December 31, 2007, an increase in net loss of $99,740 or 21% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had total assets of $686,003, which included total current assets of $242,691, consisting of $60,909 of cash and $181,782 of accounts receivable, net; $374,068 of rental tools, net; $65,264 of machinery and equipment, net; and $3,980 of other assets.

We had total liabilities of $166,502 as of December 31, 2008, which were all current liabilities, and which solely consisted of $166,502 of accounts payable and accrued liabilities.

We had total working capital of $76,189 and an accumulated deficit of $2,193,661 as of December 31, 2008.

We had net cash used in operating activities of $438,702 for the year ended December 31, 2008, which consisted of $573,881 of net loss, $14,597 of decrease in accounts payable and accrued expenses, $62,685 of decrease in amounts due from customer deposits and $2,180 of decrease in other assets, offset by $156,911 of depreciation, $24,000 of stock based compensation, representing shares issued to our Chief Executive Officer pursuant to our Employment Agreement with him, and $33,730 of decrease in accounts receivable.

We had $170,800 of net cash used in investing activities for the year ended December 31, 2008, which was due to $170,800 of purchase of machinery and equipment.

We had $500,000 of net cash provided by financing activities for the year ended December 31, 2008, which was solely due to capital contributions received from Coil Tubing as a result of Mr. Pohlmann’s exercise of his warrants, as described below.

We believe that we will be able to continue our business operations for approximately the next three (3) to four (4) months; however, due to the recent decline in the demand for our products, we will be largely operating out of our current receivables on hand. In order to support our planned expansion of our operations over the next approximately twelve (12) months, we anticipate needing approximately $1,500,000 to $3,000,000 in additional funding.

We have noticed a sharp decline in the market and demand for our products and services due to the current global economic downturn and continuing recession.  As the demand for new oil and gas has declined and customers have decreased their budget for services such as ours, we have seen the demand for our coil tubing products and our revenues decrease substantially in fiscal 2009. As a result, we are attempting to enter the Southeast Asian and Middle Eastern markets where coil tubing unit pricing appears to be more stable.

Additionally, with the tightening of our market, we recently entered into a longer term lease arrangement with one of our more significant customers, Key Energy Services, which is in effect from December 1, 2008 until November 30, 2009, and are having similar discussions with other customers.  Under these longer term arrangements, we receive a monthly lease payment for tools placed with such customers.  The result is a more stable stream of revenue for the Company and more stable expenses for our customer; however, the lease arrangement also reduces the per day utilization rate of revenue received by the Company, and as such, may have a material adverse effect on our revenues.

Coil Tubing previously raised $500,000 through two subscriptions by Bert Pohlmann for 22,727,272 units, at $0.022 per unit, one subscription in April 2007 and one subscription in August 2007, with each unit purchased consisting of shares of common stock and a three year warrant to purchase 22,727,272 shares of common stock at $0.022 per share, which funds were subsequently transferred to us to be used for working capital and to help us pay for the Distribution.   In January 2008, Mr. Pohlmann exercised his warrants and purchased an additional 22,727,272 shares of Coil Tubing common stock in consideration for an aggregate of $500,000, which funds were subsequently transferred to us to be used for working capital and to help us pay for the Distribution.

We have no current commitment from our officer and Director or any of our shareholders, to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COIL TUBING TECHNOLOGY HOLDINGS, INC.

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Coil Tubing Technology Holdings, Inc.
Spring, Texas

We have audited the accompanying consolidated balance sheets of Coil Tubing Technology Holdings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coil Tubing Technology Holdings, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years then ended, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Coil Tubing Technology Holdings, Inc. will continue as a going concern.  As discussed in Note 3 of the consolidated financial statements, the Company's recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The attached consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
April 10, 2009

COIL TUBING TECHNOLOGY HOLDINGS, INC.

Consolidated Balance Sheets
December 31, 2008 and 2007

ASSETS

	2008	2007
CURRENT ASSETS:
Cash	$60,909	$170,411
Accounts receivable, net	181,782	215,512
Total Current Assets	242,691	385,923

Rental tools, net	374,068	377,915

Machinery and equipment, net	65,264	47,528

Other assets	3,980	1,800

TOTAL ASSETS	$686,003	$813,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$166,502	$157,099
Customer deposits	-	62,685
Total Current Liabilities	166,502	219,784

Total Liabilities	166,502	219,784

Commitments

STOCKHOLDERS’ EQUITY:
Preferred Stock at $0.001 par value: 10,000,000 authorized; 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock at $0.001 par value; 500,000,000 authorized; 21,000,000 shares issued and outstanding, respectively	21,000	21,000
Additional paid-in capital	2,691,162	2,191,162
Accumulated deficit	(2,193,661)	(1,619,780)
Total Stockholders’ Equity	519,501	593,382

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$686,003	$813,166

See accompanying notes to the consolidated financial statements

COIL TUBING TECHNOLOGY HOLDINGS, INC

Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenue:
Product sales	$568,697	$191,409
Rental income	483,590	709,018
Total Revenue	$1,052,287	$900,427

Cost of sales: Cost of sales products and rental income Cost of sales - depreciation	377,916 139,326	440,128 108,875
Total cost of sales	517,242	549,003

Gross profit	535,045	351,424

Operating expenses:
General and administrative	822,701	773,015
Stock based compensation	24,000	-
Depreciation and amortization	17,585	11,950
Total operating expenses	864,286	784,965

Loss from continuing operations	(329,241)	(433,541)

Loss from discontinued operations	(244,640)	(40,600)

Net loss	$(573,881)	$(474,141)

Basic and diluted loss per share:
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	$(0.01)	$(0.00)

Weighted common shares outstanding – basic and diluted	21,000,000	20,684,658

See accompanying notes to the consolidated financial statements.

COIL TUBING TECHNOLOGY HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

	Common Shares	Amount	Preferred Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance - December 31, 2006	20,000,000	$20,000	-	$-	$1,517,062	$(1,145,639)	$391,423
Issuance of common and preferred stock for services	1,000,000	1,000	1,000,000	1,000	118,300	-	120,300

Contributions to capital	-	-	-	-	555,800	-	555,800

Net Loss	-	-	-	-	-	(474,141)	(474,141)

Balance - December 31, 2007	21,000,000	21,000	1,000,000	1,000	2,191,162	(1,619,780)	593,382

Contributions to capital	-	-	-	-	500,000	-	500,000

Net loss	-	-	-	-	-	(573,881)	(573,881)

Balance - December 31, 2008	21,000,000	$21,000	1,000,000	$1,000	$2,691,162	$(2,193,661)	$519,501

See accompanying notes to the consolidated financial statements.

COIL TUBING TECHNOLOGY HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(573,881)	$(474,141)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	24,000	120,300
Depreciation	156,911	120,825
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	33,730	(156,706)
(Increase) decrease in other assets	(2,180)	(1,800)
Increase (decrease) in accounts payable and accrued expenses	(14,597)	97,053
Increase (decrease) in customer deposits	(62,685)	62,685

Net Cash Used In Operating Activities	(438,702)	(231,784)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	(170,800)	(150,959)
Net Cash Used In Investing Activities	(170,800)	(150,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions	500,000	555,800
Payment of shareholder loan	-	(2,800)
Net Cash Provided By Financing Activities	500,000	553,000

NET INCREASE (DECREASE) IN CASH	(109,502)	170,257

CASH AT BEGINNING OF YEAR	170,411	154
CASH AT END OF YEAR	$60,909	$170,411

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to the consolidated financial statements.

COIL TUBING TECHNOLOGY HOLDINGS, INC.
Notes to the Consolidated Financial Statements

NOTE 1 -  ORGANIZATION AND OPERATIONS

Coil Tubing Technology Holdings, Inc. (the “Company”) was incorporated on July 2, 1999 under the laws of the State of Texas. In May 2007, the Company converted to a Nevada corporation. The Company specializes in the design of proprietary tools for the coil tubing industry. The Company concentrates on four categories of coil tubing applications: thru tubing fishing, thru tubing work over, pipeline clean out, and coil tubing drilling.  The Company supplies a full line of tools to oil companies, coiled tubing operations and service companies.

The Company is a majority owned subsidiary of Coil Tubing Technology, Inc., a Nevada corporation, (“Coil Tubing”) which is a non-reporting company. Coil Tubing agreed to distribute to its shareholders of record, on February 13, 2009, 100% of the common shares of the Company that it owns totaling 20,000,000 million shares or 95% of the issued and outstanding shares. Subsequent to the spin-off, Coil Tubing will no longer have an ownership interest in the Company. Notwithstanding the legal form of the distribution, the distribution will be accounted for as a reverse spin off in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spin-offs.” Accordingly, the Company is considered the divesting entity and treated as the “accounting successor” to Coil Tubing for financial reporting purposes. This is required because the business transferred generated all of Coil Tubing revenue and constituted a majority of its book value. Coil Tubing will be treated as discontinued operations following the spin-off.

As a result of the application of EITF 02-11, the accompanying consolidated financial statements included all the accounts of the Company and its wholly-owned subsidiaries, Coil Tubing Technology, Inc., a Texas corporation ("CTT"), and Precision Machining Resources, Inc., a Texas corporation, and Coil Tubing, our parent company.

In August 2007, Grifco International, Inc. (“Grifco”) distributed approximately 75,000,000 shares of the common stock of Coil Tubing which it held to its shareholders as of May 1, 2006.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Consolidated Financial Statements

The accompanying consolidated financial statements included all the accounts of the Company and its wholly-owned subsidiaries, Coil Tubing Technology, Inc. (previously defined herein as CTT), a Texas corporation and Precision Machining Resources, Inc., a Texas corporation and Coil Tubing ,our parent company.

All intercompany transactions have been eliminated.

                   b.  Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

c.   Accounts Receivable

Accounts receivable consists of amounts billed and currently due from customers. The Company monitors the aging of its accounts receivable and related facts and circumstances to determine if an allowance should be established for doubtful accounts. The Company recorded an allowance of $2,532 as of December 31, 2008 and 2007, respectively.

d.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

e.  Machinery and Equipment

Machinery and Equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight line method over the useful lives of the assets of five to seven years. Maintenance, repairs, and minor renewals and betterments are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

f.  Rental Tools

Rental tools are recorded on the Company’s books as rental equipment, at cost. The primary focus of the rental equipment is to generate rental income. As a result, the Company does not list inventory as a line item on the Company’s balance sheet.

The Company recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, the Company provides for the estimated cost of estimated product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or when the incentive is offered. Shipping and handling costs are included in cost of goods sold. Sales of coil tubing related products are primarily derived from instances were a customer has a specific need for a particular coil tubing related product and desires to have the Company obtain and/or manufacture the particular product. These sales may include replacement parts, as well as proprietary tools which are manufactured to the customer’s specification, but which are not part of the Company’s tool line. This is not a significant source of revenue for the Company at this time.

Lost or destroyed tools is not a significant source of revenue for the Company; however, the Company bills customers for the full cost of any tools which are lost and/or damaged in use and the cost and related accumulated depreciation are removed from the accounts and any resulting revenue or expense is recognized. The gain or loss on lost tools is recognized in the revenue section and cost of sales expense, respectively.

g.  Earnings Per Common Share

Earnings per common share has been calculated by dividing the net income (loss) for the year by the basic and diluted weighted average number of shares outstanding. There are no common stock equivalents outstanding as of December 31, 2008 and 2007, respectively.

h.  Revenue Recognition

The Company's revenue is generated primarily from the rental of its tools used for oilfield services primarily in the States of Texas and Louisiana. The Company also generates income from the sale of tools.  Rental income is recognized over the rental periods, which are generally from one to 30 days. The estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the sale occurs and the realization of collectibility is reasonably assured. These estimated amounts are based on historical amounts and adjusted periodically based on changes in facts and circumstances when the changes become known to the Company.

The Company recognizes product sales generally at the time the product is shipped. Concurrent with the recognition of revenue, the Company provides for the estimated cost of product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or when the incentive is offered. Shipping and handling costs are included in cost of goods sold.

i.   Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of the FASB issued Statement of Financial Accounting Standards No, 123 (revised 2004) (Share-Based Payment) (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 (Accounting for Stock-Based Compensation), and supersedes Accounting Principles Beard (“APB”) Opinion No. 25 (Accounting for Stock Issued to Employees). SFAS 123R requires that the fair value of employees awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of earnings over the service period.

The Company periodically issues common stock for acquisitions and services rendered.  Common stock issued is valued at the estimated fair market value, as determined by management and board of directors.  Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the various weighted average assumptions, including dividend yield, expected volatility, average risk-free interest rate and expected lives.

j.   Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date

k.  Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments and market rates of interest.

l.  Impairment of Long-Lived Assets

The carrying values of the fixed assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows. As of December 31, 2008 and 2007, no impairment has incurred.

m.  Customer Deposits

The Company receives deposits from customers under certain agreements. Deposits are usually liquidated over the period of product deliveries.

n.  Impact of Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact SFAS No. 157 will have on the Company's financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB statement No. 115." This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the effects SFAS 159 will have on the Company's financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective on January 1, 2009. We believe that the adoption of this standard will not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on the Company’s results of operations, financial position or cash flows.

The Company is evaluating the impact of other technical pronouncements and is not able to determine the impact, if any, that they will have on the financial statements of the Company.

NOTE 3 -  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2008 and 2007 respectively, the Company had an accumulated deficits of $2,193,661 and $1,619,780 and, for the years then ended, had net losses of $573,881 and $474,141 in 2008 and 2007 and cash used in operations of $438,702 and $231,784 in 2008 and 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 -  RENTAL TOOLS

Rental tools are depreciated over their estimated useful life of 5 years and are presented in the accompanying financial statements, net of accumulated depreciation of $382,361 and $246,110 as of December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, depreciation expense of $139,326 and $108,875, respectively, was included in the cost of sales.

NOTE 5 –  MACHINERY AND EQUIPMENT

           As of December 31, 2008 and 2007, machinery and equipment consisted of:

	Estimated
	Useful Lives	2008	2007

Furniture	7 years	$1,879	$1,879
Office equipment	5 years	16,411	10,469
Shop Equipment	5 years	49,537	30,722
Vehicle	3 Years	14,803	4,750
Leasehold improvements	10 years	21,120	21,120
		103,750	68,940
Less accumulated depreciation		(38,486)	(21,412)
		$65,264	$47,528

For the years ended December 31, 2008 and 2007, depreciation expense was $17,585 and $11,950, respectively.

NOTE 6 –  INCOME TAXES

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

The effective tax rate for the Company is reconciled to statutory tax rates as follows:

	December 31,
	2008	2007
U. S. Federal statutory tax rate	34%	34%
Change in valuation allowance	(34)	(34)
Effective tax rate	-%	-%

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following:

	December 31,
	2008	2007
Computed expected tax benefit	$(195,000)	$(160,000)
Increase in valuation allowance	195,000	160,000
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007, respectively and are presented below:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$745,000	$550,000
Less valuation allowance	(745,000)	(550,000)
Net deferred tax assets	$-	$-

Management has determined that a valuation allowance of $745,000 at December 31, 2008 is necessary to reduce the deferred tax assets to the amount that will more than likely not be realized. The change in valuation allowance for 2008 was approximately $195,000.

At December 31, 2008, the Company had net operating loss carry–forwards for Federal income tax purposes of approximately $2,194,000 that may be offset against future taxable income through 2028. The realization of the Company’s net deferred tax assets of approximately $195,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

The ability of the Company to utilize NOL carryforwards to reduce future federal taxable income and federal income tax is subject to various limitations under the Internal Revenue Code of 1986, as amended. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company.

In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains (as defined in the Code) inherent in the assets sold. Certain NOLs acquired through various acquisitions are also subject to limitations.

As of December 31, 2008, we do not believe an ownership change has occurred. Future equity transactions by the Company or 5% stockholders (including relatively small transactions beyond our control) could cause an ownership change and therefore a limitation on the annual utilization of NOLs.

There are no significant differences between the Company’s operating results for financial reporting purposes than for income tax purposes

NOTE 7 – STOCKHOLDERS’ EQUITY

The total number of shares of stock of all classes which the Company has authority to issue is five hundred ten million (510,000,000), of which ten million (10,000,000) are shares of Preferred Stock with a par value of $.001 per share ("Preferred Stock"), and five hundred million (500,000,000) are shares of Common Stock with a par value of $.001 per share ("Common Stock").

COMMON STOCK

As of December 31, 2008 and 2007, the Company had 21,000,000 shares of its $.001 par value common stock issued and outstanding.

During the twelve months ended December 31, 2007, the Company issued 1,000,000 shares of preferred stock and 1,000,000 shares of common stock in connection with a compensation agreement with our chief executive officer valued at $120,300. The Company valued the common and preferred shares at their fair value on the date of issuance of such shares.

On June 19, 2007, the board of directors approved a 392.1568627 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The stock split is presented retroactively in these financial statements. Any partial shares have been rounded up to the next share.

PREFERRED STOCK

The Company has 10,000,000 shares of preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors.

On June 19, 2007, The Company issued 1,000,000 shares of Series A Preferred Stock to Jerry Swinford, its sole officer and Director.  The Series A Preferred Stock has the right to vote, in aggregate, on all shareholder matters equal to 51% of the total vote. The Series A Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future (the “Super Majority Voting Rights”). The Company designated the shares of Series A Preferred stock with the Super Majority Voting Rights, so that Mr. Swinford would retain control over the Company for as long as he held the Series A Preferred Stock, regardless of the number of shares of common stock of the Company which were outstanding.

GRIFCO CONTRIBUTIONS

During 2007, Grifco contributed $55,800 to the Company and made advances totaling $75,000.  The advances were repaid in full in the second quarter of 2007 and no additional contributions were made by Grifco after March 2007.

PARENT COMPANY

During 2008, warrants to purchase 22,727,272 shares of common stock, which were granted in connection with the sale of Coil Tubing common stock in 2007, were exercised.  As a result Coil Tubing issued an additional 22,727,272 shares of common stock in consideration for $500,000 in connection with the exercise of such warrants.  Coil Tubing contributed the entire $500,000 received in 2008 to the Company and Coil Tubing considers this amount as a permanent contribution to the Company.

During 2007, Coil Tubing issued 1,000,000 shares of Series A and Series B preferred stock.  The Series A preferred stock were issued for services.  The Series B preferred stock was issued to Grifco in connection with entering into a settlement agreement and release.  The preferred shares were valued at $40,600.  The Company valued the preferred shares at their value on the date of issuance of such shares.

During 2007, Coil Tubing entered into a stock subscription agreement which resulted in Coil Tubing receiving $500,000 for the issuance of 22,727,272 shares of common stock.  In connection with entering into the stock subscription agreement, Coil Tubing also issued warrants to purchase and additional 22,727,272 shares for $500,000.  Coil Tubing contributed the entire $500,000 received in 2007 to the Company and Coil Tubing considers this amount as a permanent contribution to the Company.

Further, Coil Tubing canceled 75,000,000 shares common of stock in 2007 related to shares of common stock issued in 2006 for services.

NOTE 8 –  CONCENTRATION OF RISK

The Company had gross sales of approximately $1,052,287 and $900,427 for years ended December 31, 2008 and 2007, respectively.  The Company had four customers that represented approximately 34%, 22%, 17% and 11% gross sales for the year ended December 31, 2008.  The Company had three customers that represented approximately 61%, 15% and 10% of gross sales for the year ended December 31, 2007.  The four customers accounted for 0%, 73%, 6% and 0% of accounts receivable at December 31, 2008. The three customers accounted for 49%, 29% and 10% of accounts receivable at December 31, 2007.

NOTE 9 -  REVERSE SPIN-OFF & DISCONTINUED OPERATIONS

The Company is a majority owned subsidiary of Coil Tubing which is a non-reporting company. Coil Tubing agreed to distribute to its shareholders of record, on a date which has not yet been established, 100% of the common shares of the Company that it owns, totaling 20,000,000 million shares or 95% of the outstanding shares of the Company. Subsequent to the spin-off, Coil Tubing will no longer have an ownership interest in the Company. Notwithstanding the legal form of the distribution, the distribution has been accounted for as a reverse spin off in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spin-offs.” Accordingly, the Company is considered the divesting entity and treated as the “accounting successor” to Coil Tubing for financial reporting purposes. This is required based on the business transferred generated all of Coil Tubing’s revenue and constituted a majority of its book value and accordingly, Coil Tubing is being presented as discontinued operations subsequent to the spin-off.

The Company recorded $244,640 and $40,600 as a loss from discontinued operations for the years ended December 31, 2008 and 2007, respectively.  Other than its ownership interest in the Company (which is not recognized for accounting purposes as explained above) Coil Tubing has no assets  and operations as of December 31, 2008 and 2007.  However, Coil Tubing incurred legal expenses which were paid by the Company in 2008 and has a liability to the Company as of December 31, 2008.  The loss from discontinued operations in 2008 was due to professional fees and in 2007 was due to  stock compensation.

PARENT COMPANY FINANCIAL STATEMENTS (UNCONSOLIDATED)

	December 31, 2008	December 31, 2007
Balance Sheet:

Total assets	$-	$-

Advances by Coil Tubing Technology Holdings, Inc.	$244,090	$-
Total liabilities	-	-

Preferred Series A stock Preferred Series B stock	1,000	1,000
Common stock	149,655	126,928
Additional paid-in capital	1,186,746	709,473
Accumulated deficit	(1,582,491)	(838,401)
Total stockholders’ equity	(244,090)	-

Total liabilities and stockholders’ equity	$-	$-

Statements of Operations :	Year ended December 31, 2008	Year ended December 31, 2007

Sales	$-	$-
Cost of sales	-	-
Cost of sales – depreciation	-	-
Total cost of sales	-	-

Operating expenses:
Legal & Accounting Expenses	244,090	-
Stock based compensation	-	40,600

Total operating expenses	244,090	40,600

Net Loss	$(244,090)	$(40,600)

NOTE 10 – COMMITMENTS

In July 2007, the Company retained Jerry Swinford as its President and Chief Executive Officer pursuant to an employment agreement which was subsequently amended in September 2007 ("Employment Agreement"). In connection with entering into the Employment Agreement, the Company also entered into a Licensing Agreement (also subsequently amended in September 2007) and a Waiver of Royalties Agreement with Mr. Swinford.  The Employment Agreement provides for Mr. Swinford to receive a salary of $120,000 for 2008 and 2007, (pro rated for the remainder of 2007), with yearly increases, assuming such agreement is extended past the initial term or through December 31, 2008, of a minimum of 10% of the prior year’s salary, for each additional year he is employed under the agreement.  The Employment Agreement also provides that Mr. Swinford retains all rights to any inventions he may discover, originate or invent.

Under the Licensing Agreement, Mr. Swinford is entitled to a royalty of 10% of gross revenue from each invention licensed, with a minimum royalty of $100,000 per year.  The royalty increases to 20% of gross revenue, with a minimum royalty of $200,000 per year, from each invention licensed for which Letters Patent are issued.

Under the Waiver of Royalties Agreement, Mr. Swinford agreed to waive any royalties due to him as long as he was employed by the Company and on the Board of Directors.  If Mr. Swinford's employment by the Company ceased or if he were removed from the Board of Directors, the Waiver of Royalties Agreement would terminate and the Company would be obligated to pay the royalties due under the Licensing Agreement.  Further, if the company fails to meet the minimum royalties requirements, Mr. Swinford may elect to terminate the Licensing Agreement or, alternatively, convert the license to a non-exclusive license with sixty (60) day written notice to the Company.

Pursuant to the Employment Agreement, Mr. Swinford received 1,000,000 shares of our common stock upon the execution of the Agreement.  At the expiration of the initial term, December 31, 2008, and each extension year he is employed under the Employment Agreement, the Company is to issue him additional shares of common stock equal to 5% of the Company's then shares of outstanding common stock.  As a result, because Mr. Swinford was employed as of December 31, 2008 under the Employment Agreement and the Company had 21,000,000 shares of common stock outstanding, Mr. Swinford received 1,050,000 shares of common stock. in January 2009 pursuant to the Employment Agreement. The Company recorded stock based compensation expense in the amount of $24,000 in year ended December 31, 2008 in connection with the Employment Agreement and issued the common shares in January 2009.

For the years ended December 31, 2008 and 2007, the Company incurred rental expenses of approximately $39,170 and $36,000, respectively. The Company accounts for rent expense over the related lease term on a straight-line method. The current leases are on a month-to-month basis.

NOTE 11 – SUBSEQUENT EVENTS

As noted in Note 10, in January 2009 the Company issued 1,050,000 shares of Common Stock to Mr. Swinford pursuant to the Employment Agreement.

On February 17, 2009, the Company's Form S-1 Registration Statement, registering the distribution of 20,000,000 shares of the Company's common stock which are held by Coil Tubing to the shareholders of Coil Tubing as of the record date (February 13, 2009) for the distribution, was declared effective by the Securities and Exchange Commission. The distribution has not occurred to date and the Company is currently analyzing the various issues surrounding the distribution, and does not have a definitive time table of when or if the distribution will be effected.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 1, 2008, the client-auditor relationship between the Company and Li & Company, PC ("Li & Co.") was terminated as Li & Company, PC was dismissed by the Company. Effective May 1, 2008, the Company engaged LBB & Associates Ltd., LLP ("LBB") as its principal independent public accountant for the fiscal year ended December 31, 2007 and 2008. The decision to change accountants was recommended, approved and ratified by the Company's Board of Directors.

Li & Co.'s report on the financial statements of the Company for the fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Li & Co. ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

In connection with the audit of the Company's fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Li & Co. ceased, there were no disagreements between Li & Co. and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Li & Co. would have caused Li & Co. to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

There have been no reportable events as provided in Item 304(a)(1)(iv) of Regulation S-K during the Company's fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Li & Co. ceased.

The Company authorized Li & Co. to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that Li & Co. review the disclosure and Li & Co. has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter is incorporated by reference as an exhibit to this report.

The Company had not previously consulted with LBB regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(iv) of Regulation S-K) during the Company's fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Li & Co. ceased. LBB has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). LBB did not furnish a letter to the Commission.

ITEM 9A. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each director and executive officer of the Company. There are no other persons who can be classified as a promoter or controlling person of the Company. The officers and directors of the Company are as follows:

NAME	AGE	POSITION

Jerry Swinford	60	Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director

John Akard, Jr.	43	Secretary

Jerry Swinford:

Mr. Swinford has served as our President since July 1999 and as Chief Financial Officer and Treasurer since May 24, 2007. From July 1999 to March 2009, Mr. Swinford also served as our Secretary.  Mr. Swinford served as our Director from April 2002 until March 2005, and from August 2006 to present.  Since January 2006, Mr. Swinford has served as Chief Executive Officer of Coil Tubing Technology, Inc., our current parent company. From July 1995 until November 1998, Mr. Swinford served as the Director of the Thru Tubing and Manufacturing Division of Ponder Industries in Houston, Texas. From June 1995 until June 1996, Mr. Swinford was President and sole director of Reel Tubing Components, Inc. From January 1990 until June 1995, Mr. Swinford served as a Division Manager at Houston Engineers in Houston, Texas. For more than fifteen years, Mr. Swinford was employed by Dresser Industries where he held various research and development and managerial positions. For the last three years of his tenure with Dresser Industries, Mr. Swinford also previously served as the Eastern U.S. Division Manager for Sales and Operations for multiple oilfield products divisions for Dresser Oil Tools in New Orleans, Louisiana.

Mr. Swinford is a member of the Intervention & Coiled Tubing Association (ICOTA), and was formerly a member of the Society of Petroleum Engineers (SPE), and the International Association of Drilling Contractors (IADC).

Mr. Swinford currently spends approximately 40 hours of his time per week on Company matters and approximately 5-10 hours per week on Coil Tubing matters.  Subsequent to the Distribution, Mr. Swinford does not anticipate spending any time on Coil Tubing matters.

John Akard, Jr.

Mr. Akard has served as the Company’s Secretary since March 4, 2009.  Mr. Akard has served as counsel and provided advisory services to the Company and its predecessors  since approximately 1996.  Mr. Akard has served as the President of John Akard, Jr., PC, which serves as Of Counsel to the law firm of Mason, Coplen & Banks, PC, since January 1999.  Additionally, since 2000, Mr. Akard has served as an Independent Trustee of Commonwealth International Series Trust (CIST) Mutual Funds, a registered Investment Company under the Securities Act of 1940, as amended.

From September 1996 to December 1998, Mr. Akard served as an attorney and partner of the law firm Akard & Griffin, Attorneys at Law.  From September 1994 to August 1996, Mr. Akard served as a Briefing Attorney to Justice Norman Lee at the Court of Appeals for the 14th District of Texas.  From August 1999 to October 1999, Mr. Akard served as Vice President of Operations and General Counsel to TLC Office Systems.  From August 1988 to August 1991, Mr. Akard was employed by Arthur Andersen & Co. as a Senior Auditor.

Mr. Akard received his BBA in Accounting from Texas A&M University in 1988 and his Juris Doctorate from the Texas Tech School of Law in 1994.  Mr. Akard is a licensed attorney with the Texas State Bar and a certified public accountant registered with the State of Texas.

Mr. Akard is a member of the Houston Bar Association, and a member of the Houston Bar Association’s Bankruptcy, Estate and Probate practice sections; a Member of the State Bar of Texas’s Bankruptcy, Real Estate, Probates and Trusts sections; and the American Association of Attorney-Certified Public Accountants (the “Attorney-CPA”), as well as serving as Vice President of the Attorney-CPA, among other memberships.

The Company’s current litigation counsel is Mason, Coplen & Banks, PC, which Mr. Akard, through his law firm, John Akard, Jr., PC, serves as Of Counsel to.  Additionally, it is anticipated that Mr. Akard will provide and will continue to provide legal and accounting services to the Company pursuant to a fee agreement between the Company and Mr. Akard.

-------------------------------------

Our Director is elected annually and holds office until the annual meeting of the shareholders of the Company and until his successor is elected and qualified. Our officers hold their positions at the pleasure of the Board of Directors, absent any employment agreement. In the event we employ any additional officers or directors of the Company, they may receive compensation as determined by the Company from time to time by vote of the Board of Directors. Vacancies in the Board will be filled by majority vote of the remaining directors or in the event that our sole Director vacates his position, by our majority shareholders. Our sole Director may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors.

Employment Agreement:

Effective July 1, 2007, Jerry Swinford entered into an Executive Compensation and Retention Agreement with us to serve as our Chief Executive Officer and President, which was later amended and replaced by an Amended Executive Compensation and Retention Agreement entered into in September 2007 (the “Employment Agreement”). The original term of the Employment Agreement was until December 31, 2008 (the “Initial Term”), and it was automatically renewed for an additional year on December 31, 2008.  Furthermore, the Employment Agreement can be automatically renewed on December 31, 2009 (each an “Extension Year”), unless Mr. Swinford provides us notice of his intent to terminate the agreement by December 1, 2009.

The Employment Agreement provides for Mr. Swinford to receive a salary of $120,000 for the first year of the Employment Agreement (pro rated for the remainder of the year), with yearly increases, of a minimum of 10% of the prior year’s salary, for each additional Extension Year he is employed under the Employment Agreement. Additionally, pursuant to the Employment Agreement, Mr. Swinford received 1,000,000 shares of our common stock upon the execution of the Employment Agreement, and at the expiration of the Initial Term and each Extension Year he is employed under the Employment Agreement, we agreed to issue him additional shares of common stock equal to 5% of our then shares of outstanding common stock. At the end of the Initial Term, Mr. Swinford was issued an additional 1,050,000 shares of common stock pursuant to the terms of his Employment Agreement. The Employment Agreement also requires us to provide health insurance to Mr. Swinford and his wife, whether or not he remains employed by us, until at least December 10, 2010.

Mr. Swinford’s Employment Agreement can be terminated by us for “Cause,” defined as if Mr. Swinford:

a)	commits any intentional act of dishonesty, fraud, misrepresentation, misappropriation or embezzlement which has a material detriment on the Company;

b)	uses or discloses any confidential information or trade secrets of the Company, which has not been authorized by us, and which has a material detriment on the Company;

c)
significantly violates any law or regulation applicable to our business, which has a material detrimental impact on us, and the Board of Directors reasonably determines causes or is reasonably likely to cause material injury to us;

d)	is indicted of, or convicted of, or pleads nolo contendere or guilty in connection with any felony or any other crime which involves moral turpitude;

e)
continually fails in his efforts to perform his duties and responsibilities in connection with his positions, after giving notice thereof and thirty (30) days to cure such failure, or his gross negligence or willful misconduct in the performance of his duties; or

f)	materially and willfully breaches his fiduciary duties to us (each a termination “For Cause”).

The Employment Agreement can also be terminated without cause by Mr. Swinford or us at any time for any reason, provided the terminating party gives thirty (30) days written notice to the non-terminating party (a termination “Without Cause”). Finally, the Employment Agreement will be construed as constructively terminated if Mr. Swinford terminates the employment agreement within six (6) months following:

a)	his demotion by us to a lesser position in title or responsibility;

b)	the decrease of Mr. Swinford’s compensation below the highest level of executive compensation we have in effect at any time;

c)	our requirement that Mr. Swinford relocate to a principal place of business more than fifty (50 miles away from our current office space;

d)
if we are subject to a change of control (defined as if more than 33% of the voting shares of the Company are acquired by a third party in a plan of reorganization, merger or consolidation, or if majority voting control of the Company is acquired by any person other than Mr. Swinford, unless Mr. Swinford voluntarily transfers such control); or

e)	if we breach any material term of the Employment Agreement, which is not cured within thirty (30) days after receiving written notice of such breach (each a “Constructive Termination”).

Following the termination of Mr. Swinford’s employment For Cause, or by Mr. Swinford, Without Cause, we are obligated to pay him any compensation earned by him, but not yet paid, to issue him any of the shares of common stock he may be due, but which have not been issued to date, as provided above, and to provide him and his wife health insurance until December 31, 2010. Following the termination of Mr. Swinford’s employment by the Company Without Cause or any Constructive Termination, we are required to pay him any compensation he would have been due assuming the Employment Agreement had continued through December 31, 2010, issue him any shares he would have been due assuming the Employment Agreement continued in effect through December 31, 2010, to provide him and his wife health insurance until December 31, 2010, and to pay him as a lump sum an additional $100,000. Following the termination of the Employment Agreement, as provided in the Employment Agreement, due to Mr. Swinford’s disability or death, we are required to pay him any amount of compensation earned but not paid, provide him and his wife health insurance through December 31, 2010, and to issue him any and all shares which he would have been due assuming the Employment Agreement continued in effect until December 31, 2010.

The Employment Agreement also contained a Licensing Agreement, which was later amended and replaced in September 2007 by an Amended Licensing Agreement (the “Licensing Agreement”) and a Waiver of Royalties Agreement. Pursuant to the Licensing Agreement, we agreed to license the patents currently held by Mr. Swinford, and the provisional and non-provisional patents which Mr. Swinford has applied for (as described in greater detail under “Patents, Trademarks and Licenses,” herein), and the use of certain proprietary tools, devices and methods created by Mr. Swinford (the “Property”), and Mr. Swinford agreed to grant us the exclusive use to such Property until the termination of the Licensing Agreement. We agreed to pay Mr. Swinford, the following fees, which he has agreed to waive while employed by us pursuant to the Waiver of Royalties Agreement in connection with the use of the Property - a royalty payment of 10% of any gross receipts we receive from the use of the Licenses, which in no event shall be less than $100,000 per year, for any Property licensed from Mr. Swinford and in no event less than $200,000 for any Property for which a patent has been issued to Mr. Swinford, with each year calculated as twelve (12) months from the effective date of the License Agreement (collectively the “License Payments”).  Finally, the Employment Agreement provides that Mr. Swinford retains all rights to any inventions he may discover, originate or invent (the risks of which are described in greater detail above under “Mr. Swinford Will Retain the Rights to and Ownership of Any Inventions He May Discover, Originate or Invent, Either Alone or with Others Pursuant To His Employment Agreement”).

The License Agreement can be terminated by Mr. Swinford in the event of our entry into Bankruptcy or similar proceedings, upon twenty (20) days notice to us; upon ninety (90) days written notice to us in the event that Mr. Swinford reasonably determines that the Property we cause to be manufactured under the Licensing Agreement is of low or substandard quality; upon the breach of any covenant or warranty of the License Agreement, if upon written notice by Mr. Swinford, such breach is not cured within thirty (30) days; if in Mr. Swinford’s sole determination, we are not doing our best to satisfy demands for devices incorporating the Property, upon ninety (90) days written notice to us; or if we do not meet the minimum royalty requirements of the License Agreement, Mr. Swinford may terminate the License Agreement with sixty (60) days written notice to us and/or make such agreement non-exclusive. Pursuant to the License Agreement, we agreed to pay all costs, fees and attorney fees, relating to and associated with the prosecution, issuance and maintenance of the Property.

Pursuant to the Waiver of Royalties Agreement, entered into in connection with the Employment Agreement, Mr. Swinford agreed to waive all of the required License Payments until the earlier of the date (a) Mr. Swinford is no longer employed by us; (b) we or any of our subsidiaries enter into Bankruptcy or a similar proceeding; (c) we breach any covenant, warranty or agreement contained in the Waiver of Royalties Agreement; or (d) Mr. Swinford is no longer a member of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary ($)	Stock Awards ($)	Other(1) Annual Compensation($)	Options/ SARs	Bonus($)	Total Compensation ($)
Jerry Swinford President (from July 1999 to present) and Director (from December 2003 to March 2005 and from August 18, 2006 to present)	2008	$121,000	$24,000(2)	$31,347 (3)	-	-	$176,347

	2007	115,100 (1)	$79,700(4)	$26,400 (5)	-	-	$221,200

* No Executive Officer received any LTIP payouts, non-equity incentive plan compensation, or non-qualified deferred compensation earnings, during the years ended 2008 and 2007, and no salaries are being accrued. Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individual listed above, we have no other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last two (2) fiscal years.

(1) Mr. Swinford’s salary is paid directly by CTT Texas, our Texas subsidiary.

(2) Represents the value of 1,050,000 shares of common stock issued to Mr. Swinford in January 2009, which were earned by Mr. Swinford on December 31, 2008.

(3) Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which Mr. Swinford used in connection with a 2006 GMC Denali crew cab pickup which he drove for personal and work purposes and $20,547in health insurance premiums for Mr. Swinford and his wife, which are paid for by the Company.

(4) Represents the value of the 1,000,000 shares of Series A Preferred Stock issued to Mr. Swinford in June 2007 ($55,700, based upon an independent third-party valuation) and the value of the 1,000,000 shares of common stock issued to Mr. Swinford in June 2007 ($24,000, based upon an independent third-party valuation).

(5) Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which Mr. Swinford used in connection with a 2006 GMC Denali crew cab pickup which he drove for personal and work purposes and $15,600 ($1,300 per month for twelve months) in health insurance premiums for Mr. Swinford and his wife, which are paid for by the Company.

Events Relating to Executive Compensation:

On or about June 19, 2007, we issued Mr. Swinford 1,000,000 shares of Series A Preferred stock in consideration for his services as our Chief Executive Officer and in connection with the terms of the Release and Restatement, described herein, which Series A Preferred Stock is described in greater detail above under “Description of Capital Stock.”

Effective July 1, 2007, we entered into an Executive Compensation and Retention Agreement (the “Employment Agreement”) with Jerry Swinford to serve as our Chief Executive Officer and President. The Employment Agreement was originally effective until December 31, 2008, and was automatically extendable for two separate additional years thereafter (“Extension Years”), assuming that we do not receive notice from Mr. Swinford of his intention not to extend such Employment Agreement prior to December 1st of any year preceding an extension year. The Employment Agreement was automatically extended from January 1, 2009 to December 31, 2009.  The Employment Agreement provides for Mr. Swinford to receive a salary of $120,000 for the first year (pro rated for the remainder of the year), with yearly increases of a minimum of 10% of the prior year’s salary, for each additional Extension Year he is employed under the Employment Agreement.

The Employment Agreement is described in greater detail above.

In July 2007, our Board of Directors approved the issuance of 1,000,000 shares of our common stock to Jerry Swinford, our Chief Executive Officer and President, in consideration for and in connection with his entry into his Employment Agreement with us, described in greater detail under “Employment Agreement.”

In September 2007, we entered into an Amended Executive Compensation and Retention Agreement with Mr. Swinford, which clarified the definition of “change of control” as used in the definition of constructive termination in the Employment Agreement.

In September 2007, we entered into an Amended Licensing Agreement with Mr. Swinford, which clarified the terms of Mr. Swinford’s royalty payment requirements.

In January 2009, our Board of Directors approved the issuance of 1,050,000 shares of our common stock to Jerry Swinford (representing 5% of our then outstanding shares of common stock), our Chief Executive Officer and President, in connection with the extension of the Employment Agreement from January 1, 2009 to December 31, 2009.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Jerry Swinford, our Chief Executive Officer and Director, does not receive any separate consideration from the Company other than the compensation he is paid as the Company’s Chief Executive Officer, for his service on the Board of Directors. However; the Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Jerry Swinford, determines the compensation provided to our executive officers, in its sole determination. Our executive compensation program is designed to attract and retain talented executives, to meet our short-term and long-term business objectives. In doing so, we attempt to align our executive’s interests with the interests of our shareholders by providing an adequate compensation package to such executive. This compensation package in Mr. Swinford’s case, includes a base salary, which we believe is competitive with other companies of our relative size. Additionally, our Board of Directors reserves the right to award incentive bonuses which are linked to our performance, as well as to individual executive officer’s performance in the future. This package may also include long-term, stock based compensation, which are intended to align the performance of our executives with our long-term business strategies.

Base Salary

The base salary of Mr. Swinford, our Chief Executive Officer, Chief Financial Officer, President and Treasurer, was established by our entry into the Employment Agreement with Mr. Swinford, effective July 1, 2007, described in greater detail above, Mr. Swinford’s salary was established by evaluating the range of responsibilities of his positions, as well as the anticipated impact that Mr. Swinford could have in meeting our strategic objectives. Mr. Swinford’s base salary and/or the base salaries of any additional executive officers we may hire in the future may be adjusted (subject to the terms of any Employment Agreements, including Mr. Swinford’s Employment Agreement which provides for him to receive yearly salary increases of 10% of his prior year’s salary) to reflect the varying levels of position responsibilities and individual executive performance.

Mr. Akard, the Company’s Secretary, does not receive compensation for serving as the Company’s Secretary.  The Company’s current litigation counsel is Mason, Coplen & Banks, PC, which Mr. Akard, through his law firm, John Akard, Jr., PC, serves as Of Counsel to.  Additionally, it is anticipated that Mr. Akard will provide and will continue to provide legal and accounting services to the Company pursuant to a fee agreement between the Company and Mr. Akard.

Incentive Bonus

Along with our executive’s base salary, the Board of Directors reserves the right to give incentive bonuses, which bonuses the Board of Directors may grant in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of our executives in the sole discretion of the Board of Directors.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award executives with long-term, stock based compensation in the future, in the sole discretion of our Board of Directors, similar to the compensation plan we have with Mr. Swinford pursuant to his Employment Agreement, whereby he is to receive shares of common stock equal to 5% of our then outstanding shares of common stock at the expiration of each year he is employed under his Employment Agreement, as described in greater detail above.

Criteria for Compensation Levels

The Company has always sought to attract and retain qualified executives and employees able to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its customers, its employees, and the communities in which the Company operates.

The Board of Directors, in establishing compensation levels for our executives and the Company, in establishing compensation levels for all employees of the Company, consider many factors, including, but not limited to, the individual’s abilities and executed performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, contributions to the Company’s overall image and reputation in the Company’s industry, and contributions to the development of the management team and other employees. An employee must demonstrate his or her ability to deliver results in his or her areas of responsibility, which can include, among other things: business development, efficient management of operations and systems, implementation of appropriate changes and improvements to operations and systems, personnel management, financial management, sales and strategic decision making.

Compensation levels for executives and employees are generally reviewed upon the expiration of such executive’s employment and/or consulting agreements (if any), and/or annually, but may be reviewed more often as deemed appropriate.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, the Company has a “Compensation Philosophy” for all employees of the Company (set forth below).

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. The Company’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
When determining compensation for officers, managers and consultants, the Company takes into account the employee’s (and/or consultant’s) knowledge, experience, past employment history and connections in the industry, including industry specific knowledge and experience, to the extent such knowledge and experience contributes to the Company’s ability to achieve its business objectives.

•
In order to reward financial performance over time, the Company’s compensation programs generally will consist of: base compensation, and may also consist of short-term variable incentives and long-term variable incentives (such as those provided to Mr. Swinford in connection with his Employment Agreement described above, as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

•	The Company reserves the right to adjust annual base salaries of employees and/or to award performance based bonuses if individual performance is at or above pre-established performance expectations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Prior to the Distribution:

The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of April 2, 2009, and prior to the Distribution, by (i) by each person known to be the beneficial owner of 5% or more of the outstanding shares of common stock, (ii) the Chief Executive Officer and each named executive officer listed in the Summary Compensation Table disclosed herein, (iii) our director and (iv) all executive officers and directors of us as a group.

Name and Address	Number of Shares of Common Stock Beneficially Owned Prior to the Distribution	Percentage of Common Stock Owned	Shares of Common Stock the Holder of our Series A Preferred Stock is able to Vote	Percentage of Voting Stock Owned

Jerry Swinford CEO, CFO, Treasurer and Director 19511 Wied Rd. Suite E Spring, Texas 77388	2,050,000	9.3%(4)	22,950,000(1)	55.6%(2)

John Akard, Jr. 19511 Wied Rd. Suite E Spring, Texas 77388	0	0%	-	0%

Coil Tubing Technology, Inc. 19511 Wied Rd. Suite E Spring, Texas 77388	20,000,000(3)	90.7%(4)	-	44.4%(2)

All of the officers and Directors as a group (2 persons)	2,050,000	9.3% (4)	22,950,000 (1)	55.6%(2)

(1)	Represents 51% of the Company’s voting shares based on 22,050,000 shares of common stock issued and outstanding.

(2)
Based on 45,000,000 voting shares including 22,050,000 shares of common stock issued and outstanding and 22,950,000 shares which the 1,000,000 shares of Series A Preferred Stock held by Mr. Swinford are eligible to vote, representing 51% of the Company’s voting shares.

(3)	Represents shares which will be distributed to the shareholders of Coil Tubing as of the Record Date (as described in greater detail below).

(4)	Based on 22,050,000 shares of common stock issued and outstanding.

Shareholders of Coil Tubing:

The following table sets forth certain information regarding the beneficial ownership of the shares of common stock held by record of the shareholders of Coil Tubing as of February 13, 2009, (i) by each person known to be the beneficial owner of 5% or more of the outstanding shares of common stock of Coil Tubing, (ii) the Chief Executive Officer and Director of Coil Tubing, and (ii) all executive officers and Directors of Coil Tubing as a group. As of February 13, 2009 , pursuant to Coil Tubing’s shareholders list, there were approximately 335 record shareholders of Coil Tubing (which amount may not include certain shareholders of Grifco who were required to, but did not, receive shares of Coil Tubing in the Grifco distribution, described above under “Legal Proceedings” and under the risk factor above, entitled “We Have Been Forced To Bring Suit Against Our Former Largest Shareholder, Grifco International, Inc., Its President And The Depository Trust & Clearing Corporation Which Will Impact Our Operations.”

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Owned	Shares of Common Stock the Holder of Coil Tubing’s Series A Preferred Stock is able to Vote	Percentage of Voting Stock Owned

Jerry Swinford CEO, CFO, Treasurer, Secretary and Director 19511 Wied Rd. Suite E Spring, Texas 77388	0*	0%	155,763,719(1)	51%(2)

Grifco International, Inc.(3) 2507 North Fraiser Suite 410 Conroe, Texas 77303	20,000,000(4)	11.8%(5)	-	6.1%(6)

Bert Pohlmann 1290 North Ocean Blvd. Palm Beach, Florida 33480	103,346,463 (7)	69.1%(8)	-	33.8%(2)

All of the officers and Directors as a group (1 person)	0	0%	155,763,719(1)	51%(2)

* While Mr. Swinford held shares of Grifco at the time of Grifco’s distribution (described above), Mr. Swinford did not receive any shares in the distribution.

(1)  Represents 51% of Coil Tubing’s voting shares based on 149,655,338 shares of common stock outstanding as of February 13, 2009.

(2)  Based on 305,419,057 voting shares of Coil Tubing based on 149,655,338 shares outstanding and 132,108,804 shares which the 1,000,000 shares of Series A Preferred Stock of Coil Tubing held by Mr. Swinford are eligible to vote, representing 51% of Coil Tubing’s voting shares.  The Series A Preferred Stock of Coil Tubing has the right to vote, in aggregate, on all shareholder matters equal to 51% of the total vote on all matters which a vote of the shareholders of Coil Tubing is required, similar to the Company’s Series A Preferred Stock, which is also held by Mr. Swinford.

(3)  It is currently unknown to the Company who the beneficial owner of Grifco International, Inc. is.  It is believed by the Company however, that Grifco’s President, James Dial, maintains voting control over Grifco.

(4)  Represents 1,000,000 shares of Series B Preferred Stock of Coil Tubing held by Grifco (the “Series B Preferred Stock”).  Each share of Series B Preferred Stock is convertible into 20 shares of common stock upon the option of holder, and as such, the entire 1,000,000 shares of Series B Preferred Stock is convertible into 20,000,000 shares of common stock, provided however that such shares are not convertible into common stock of Coil Tubing, unless and until Grifco exercises its right to purchase the 1,000,000 shares of Series A Preferred Stock held by Mr. Swinford in Coil Tubing during the Option Period (the “Option”).  The “Option Period” which allows Grifco the right to purchase the Series A Preferred Stock of Coil Tubing for aggregate consideration of $100 lasts two (2) years from the date Mr. Swinford no longer desires to hold the Series A Preferred Stock of Coil Tubing, which date has not occurred, and which date is not anticipated to occur until after the Distribution is affected.

(5)  Based on 169,655,338 shares of common stock of Coil Tubing outstanding assuming the exercise of Grifco’s Option and the subsequent conversion of the 1,000,000 shares of Series B Preferred Stock of Coil Tubing held by Grifco into 20,000,000 shares of common stock of Grifco as described above under Footnote 4.

(6)  Based on 325,419,057 voting shares of Coil Tubing based on 149,655,338 shares outstanding, 155,763,719 shares which the 1,000,000 shares of Series A Preferred Stock of Coil Tubing held by Mr. Swinford are eligible to vote, representing 51% of Coil Tubing’s voting shares, and assuming the exercise of Grifco’s Option and the subsequent conversion of the 1,000,000 shares of Series B Preferred Stock of Coil Tubing held by Grifco into 20,000,000 shares of common stock of Coil Tubing.

(7) Approximate.

(8)  Based on 149,655,338 shares of common stock outstanding.

Subsequent to the Distribution:

The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock following the Distribution, based on the number of shares of Coil Tubing and the holders thereof as of the record date, February 13, 2009, (i) by each person known to be the beneficial owner of 5% or more of the outstanding shares of common stock, (ii) the Chief Executive Officer and each named executive officer listed in the Summary Compensation Table disclosed herein, (iii) our director and (iv) all executive officers and directors of us as a group.

Name and Address	Number of Shares of Common Stock Beneficially Owned Following the Distribution	Percentage of Common Stock Owned	Shares of Common Stock the Holder of our Series A Preferred Stock is able to Vote	Percentage of Voting Stock Owned

Jerry Swinford CEO, CFO, Treasurer and Director 19511 Wied Rd. Suite E Spring, Texas 77388	2,050,000	9.3%(3)	22,950,000 (1)	55.6%(2)

John Akard, Jr. Secretary 19511 Wied Rd. Suite E Spring, Texas 77388	-	0%	-	0%

Bert Pohlmann 1290 North Ocean Blvd. Palm Beach, Florida 33480	13,811,264*	62.6%(3)*	-	30.7%(2)*

All of the officers and Directors as a group (2 persons)	2,050,000	9.3%	22,950,000 (1)	55.6%(2)

* Approximate number of shares of common stock following the Distribution.

(1)	Represents 51% of the Company’s voting shares based on 22,050,000 shares of common stock outstanding following the Distribution.

(2)
Based on 45,000,000 voting shares based on 22,050,000 shares outstanding and 22,950,000 shares which the 1,000,000 shares of Series A Preferred Stock held by Mr. Swinford are eligible to vote, representing 51% of the Company’s voting shares.

(3)
Based on 22,050,000 shares of common stock outstanding following the Distribution, which number includes 20,000,000 shares to be distributed in connection with the Distribution and 2,050,000 shares held by Mr. Swinford prior to the Distribution.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2005, Jerry Swinford ceased serving as a Director of the Company, and Lois Newman was appointed as a Director of the Company.

In August 2006, Ms. Newman was replaced as a Director of the Company by Mr. Swinford, who continues to serve as a Director of the Company.

In May 2007, we purchased a truck from Houston Vehicles Unlimited, Inc., which was 100% owned by our Chief Executive Officer, Jerry Swinford’s family, for aggregate consideration of $4,750.

On or about June 19, 2007, we issued our Chief Executive Officer and sole Director 1,000,000 shares of Series A Preferred stock in consideration for his services as our Chief Executive Officer and in connection with the terms of the Release and Restatement, described above, which Series A Preferred Stock is described in greater above under “Description of Capital Stock.”

Effective July 1, 2007, we entered into an Executive Compensation and Retention Agreement (the “Employment Agreement”, described in greater detail above) with Jerry Swinford to serve as our Chief Executive Officer and President. The Employment Agreement also contained a Licensing Agreement and a Waiver of Royalties Agreement. The Employment Agreement, Licensing Agreement and the Waiver of Royalties Agreement are described in greater detail above under “Directors, Executive Officers, Promoters and Control Persons.”

In July 2007, our Board of Directors approved the issuance of 1,000,000 shares of our common stock to Jerry Swinford, our Chief Executive Officer and President, in consideration for and in connection with his entry into his Employment Agreement with us, described in greater detail above under “Employment Agreement.”

In September 2007, we entered into an Amended Executive Compensation and Retention Agreement with Mr. Swinford, which clarified the definition of “change of control” as used in the definition of constructive termination in the Employment Agreement.

In September 2007, we entered into an Amended Licensing Agreement with Mr. Swinford, which clarified the terms of Mr. Swinford’s royalty payment requirements.

In January 2009, our Board of Directors approved the issuance of 1,050,000 shares of our common stock to Jerry Swinford (representing 5% of our then outstanding shares of common stock), our Chief Executive Officer and President, in connection with the extension of the Employment Agreement from January 1, 2009 to December 31, 2009.

On March 4, 2009, the Company appointed John Akard, Jr. as the Company’s Secretary.   The Company’s current litigation counsel is Mason, Coplen & Banks, PC, of which Mr. Akard, through his law firm, John Akard, Jr., PC, serves as Of Counsel to.  Additionally, it is anticipated that Mr. Akard will provide and will continue to provide legal and accounting services to the Company pursuant to a fee agreement between the Company and Mr. Akard.

Tabular Disclosure of Consideration Provided to our Chief Executive Officer Jerry Swinford During the Past Five Fiscal Years:

	Shares Received From the Company	Cash Consideration Received From the Company In Repayment of Loans Previously Made*	Salary Received From the Company	Benefits Received From the Company	Property Received From the Company	Expense Reimbursements

2008	1,050,000 Shares of common stock (valued at $24,000)	-	$121,000 (2)	$31,347 (3)	-	$5,592

2007	1,000,000 Shares of Series A Preferred Stock (valued at $55,700 )	$6,900	$115,100 (2)	$26,400 (4)	-	$12,195
	1,000,000 Shares of common stock in connection with his entry into the Employment Agreement, described above (valued at $24,000)

2006	-	$4,000	$109,385 (2)	$17,546 (5)	-	$12,673

2005	-	$61,143	$71,258 (2)	$3,200 (6)	-	-

2004	-	$40,100	$24,500 (2)	$5,200 (6)	-	-

Other than as included in the table above, during the periods presented, Mr. Swinford has not been paid any cash, property, contractual or other material consideration by the Company, nor has he vested any stock options during the periods provided above.

* Mr. Swinford made various loans to CTT Texas, the Company’s Texas subsidiary from 2002 to 2006, totaling $137,193, which loans did not bear interest and were payable on demand.  All of the loans previously made by Mr. Swinford to CTT Texas, have been repaid to date.

(1) Represents the value of 1,050,000 shares of common stock issued to Mr. Swinford in January 2009, which were earned by Mr. Swinford on December 31, 2008.

(2) Mr. Swinford is paid directly from CTT Texas.

(3) Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which Mr. Swinford used in connection with a 2006 GMC Denali crew cab pickup which he drove for personal and work purposes and $20,547 in health insurance premiums for Mr. Swinford and his wife, which are paid for by the Company.

(4) Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which Mr. Swinford used in connection with a 2006 GMC Denali crew cab pickup which he drove for personal and work purposes and $15,600 ($1,300 per month for twelve months) in health insurance premiums for Mr. Swinford and his wife, which are paid for by the Company.

(5) Includes $12,146 of funds paid in connection with Mr. Swinford’s health insurance premiums, for Mr. Swinford and his wife, as well as $5,400, approximately $900 per month (for the last six months of the fiscal year) paid as an automobile allowance to Mr. Swinford, which Mr. Swinford used in connection with a 2006 GMC Denali crew cab pickup which he drove for personal and work purposes.

(6) Represents amounts paid to Mr. Swinford as an automobile allowance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $20,445 and $67,260, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation (Texas)
Exhibit 3.2(1)	Plan of Conversion (Texas to Nevada)
Exhibit 3.3(1)	Articles of Conversion (Texas)
Exhibit 3.4(1)	Articles of Conversion (Nevada)
Exhibit 3.5(1)	Articles of Incorporation (Nevada)
Exhibit 3.6(1)	Series A Preferred Stock Designation
Exhibit 3.7(1)	Bylaws (Nevada)
Exhibit 10.1(1)	Acquisition Agreement with Grifco International, Inc.
Exhibit 10.2(1)	Hammelmann Statement of Understanding Coil Tubing Cleaner
Exhibit 10.3(1)	Hammelmann Statement of Understanding RotorJet and TurboJet
Exhibit 10.4(1)	Agreement For Exchange of Common Stock between Grifco and Coil Tubing
Exhibit 10.5(1)	Agreement and Release between Grifco and Coil Tubing
Exhibit 10.6(1)	Restatement and Novation of Agreement for Exchange of Common Stock between Grifco and Coil Tubing
Exhibit 10.7(1)	Employment Agreement with Jerry Swinford and Exhibits
Exhibit 10.8(2)	Amendment to Employment Agreement
Exhibit 10.9(2)	Amendment to Licensing Agreement
Exhibit 16.1(3)	Letter from Li & Company, PC
Exhibit 21.1*	Subsidiaries of the Company
Exhibit 31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1) Filed as exhibits to our Form SB-2 Registration Statement filed with the Commission on July 18, 2007, and incorporated herein by reference.

(2) Filed as exhibits to our Form SB-2A Registration Statement filed with the Commission on September 27, 2007, and incorporated herein by reference.

(3) Filed as an exhibit to our Form S-1/A Registration Statement filed with the Commission on October 11, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COIL TUBING TECHNOLOGY HOLDINGS,  INC.

DATED: April 23, 2009	By: /s/ Jerry Swinford
Jerry Swinford
Chief Executive Officer
(Principal Executive Officer),
Chief Financial Officer
(Principal Accounting Officer),
President, Treasurer, and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jerry Swinford	Chief Executive Officer	April 23, 2009
Jerry Swinford	(Principal Executive Officer),
Chief Financial Officer
(Principal Accounting Officer), President, Treasurer, and Director