Form 10-Q
period 2009-03-31
Coil Tubing Technology Holdings, Inc.
filed 2009-06-18
CIK 1399247

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-144677

COIL TUBING TECHNOLOGY HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	76-0625217
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

19511 Wied Rd. Suite E
Spring, Texas 77388
(Address of principal executive offices)

281-651-0200
(Registrant's telephone number)

                 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

                 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company☑
   (Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

As of June 15, 2009, there were outstanding 22,050,000 shares of the registrant’s common stock, $.001 par value per share, which amount does not include 750,000 shares which the registrant has agreed to issue to Charles Wayne Tynon, as described below under “Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds,” which have not been physically issued to date.

PART I -- FINANCIAL INFORMATION

ITEM1.  FINANCIAL STATEMENTS

COIL TUBING TECHNOLOGY HOLDINGS, INC.

Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

ASSETS

	March 31,2009 (unaudited)	December 31, 2008
CURRENT ASSETS:
Cash	$24,388	$60,909
Accounts receivable, net	43,973	181,782
Total Current Assets	68,361	242,691

Rental tools, net	356,175	374,068

Machinery and equipment, net	48,097	65,264

Other assets	5,850	3,980

TOTAL ASSETS	$478,483	$686,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$31,091	$166,502
Total Current Liabilities	31,091	166,502

Total Liabilities	31,091	166,502

Commitments

STOCKHOLDERS’ EQUITY:
Preferred Stock at $0.001 par value: 10,000,000 authorized; 1,000,000 shares issued and outstanding, as of March 31, 2009 and December 31, respectively	1,000	1,000
Common stock at $0.001 par value; 500,000,000 authorized; 22,050,000 and 21,000,000 shares issued and outstanding, as of March 31, 2009 and December 31, 2008 respectively	22,050	21,000
Additional paid-in capital	2,714,112	2,691,162
Accumulated deficit	(2,289,770)	(2,193,661)
Total Stockholders’ Equity	447,392	519,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$478,483	$686,003

See accompanying notes to the consolidated financial statements

COIL TUBING TECHNOLOGY HOLDINGS, INC

Consolidated Statements of Operations
For the Three Month Periods Ended March 31, 2009 and 2008
(Unaudited)

	March 31, 2009	March 31, 2008

Revenue:
Product sales	$23,428	$412,093
Rental income	111,566	170,569
Total revenue	134,994	582,662

Cost of sales: Cost of sales products and rental income Cost of sales - depreciation	18,521 38,689	152,863 31,783
Total cost of sales	57,210	184,646

Gross profit	77,784	398,016

Operating expenses:
General and administrative	142,844	238,153
Depreciation and amortization	5,326	3,846
Total operating expenses	148,170	241,999

Income (loss) from continuing operations	(70,386)	156,017
Loss on sale of assets	(1,942)	-
Loss from discontinued operations	(23,781)	(23,514)

Net income (loss)	$(96,109)	$132,503

Basic and diluted loss per share:
Continuing operations	$0.00	$0.00
Discontinued operations	$0.00	$0.00

Weighted common shares outstanding – basic and diluted	21,980,000	21,000,000

See accompanying notes to the consolidated financial statements.

COIL TUBING TECHNOLOGY HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31, 2009 and 2008
(Unaudited)

	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(96,109)	$132,503
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	44,015	35,629
Gain/Loss on sale of asset	1,942	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	137,809	(16,058)
(Increase) decrease in other assets	(1,871)	500
Increase (decrease) in accounts payable and accrued expenses	(111,411)	(16,013)
Increase (decrease) in customer deposits	-	(62,685)

Cash provided by (used in) Operating Activities	(25,625)	73,876

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	(24,296)	(35,139)
Proceeds from sale of machinery and equipment	13,400	-
Net Cash from Investing Activities	(10,896)	(35,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions	-	500,000
Net Cash from Financing Activities	-	500,000

NET INCREASE (DECREASE) IN CASH	(36,521)	538,737

CASH AT BEGINNING OF PERIOD	60,909	170,411
CASH AT END OF PERIOD	$24,388	$709,148

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to the consolidated financial statements.

COIL TUBING TECHNOLOGY HOLDINGS, INC.
Notes to the Consolidated Financial Statements
(Unaudited)

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

The Company is a majority owned subsidiary of Coil Tubing Technology, Inc., a Nevada corporation, (“Coil Tubing”) which is a non-reporting company. Coil Tubing agreed to distribute to its shareholders of record, date yet to be determined, 100% of the common shares of the Company that it owns totaling 20,000,000 million shares or 95% of the issued and outstanding shares. Subsequent to the spin-off, Coil Tubing will no longer have an ownership interest in the Company. Notwithstanding the legal form of the distribution, the distribution will be accounted for as a reverse spin off in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spin-offs.” Accordingly, the Company is considered the divesting entity and treated as the “accounting successor” to Coil Tubing for financial reporting purposes. This is required because the business transferred generated all of Coil Tubing revenue and constituted a majority of its book value. Coil Tubing will be treated as discontinued operations following the spin-off.

As a result of the application of EITF 02-11, the accompanying consolidated financial statements included all the accounts of the Company and its wholly-owned subsidiaries, Coil Tubing Technology, Inc., a Texas corporation ("CTT"), and Precision Machining Resources, Inc., a Texas corporation, and Coil Tubing, our parent company.

The accompanying unaudited financial statements of Coil Tubing Technology Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's filing with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year December 31, 2008 as reported in Form 10-K, have been omitted.

NOTE 2 -  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2009 and December 31, 2008 respectively, the Company had accumulated deficits of $2,289,770 and $2,193,661 and, for the three months then ended March 31, 2009, had net loss of $96,109. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to increase revenues, the Company’s cash position may not be sufficient enough to support its daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The Company is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3– STOCKHOLDERS’ EQUITY

COMMON STOCK

As of March 31, 2009 and December 31, 2008, the Company had 22,050,000 and 21,000,000 shares respectively of its $.001 par value common stock issued and outstanding.

In January 2009, the Company issued 1,050,000 shares of common stock in connection with a compensation agreement with our chief executive officer valued at $24,000. The expense was recorded at December 31, 2008. The Company valued the preferred shares at their fair value on the date of issuance of such shares.

NOTE 4- REVERSE SPIN-OFF & DISCONTINUED OPERATIONS

The Company is a majority owned subsidiary of Coil Tubing which is a non-reporting company. Coil Tubing agreed to distribute to its shareholders of record, on a date which has not yet been established, 100% of the common shares of the Company that it owns, totaling 20,000,000 million shares or 91% of the outstanding shares of the Company. Subsequent to the spin-off, Coil Tubing will no longer have an ownership interest in the Company. Notwithstanding the legal form of the distribution, the distribution has been accounted for as a reverse spin off in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spin-offs.” Accordingly, the Company is considered the divesting entity and treated as the “accounting successor” to Coil Tubing for financial reporting purposes. This is required based on the business transferred generated all of Coil Tubing’s revenue and constituted a majority of its book value and accordingly, Coil Tubing is being presented as discontinued operations subsequent to the spin-off.

The Company recorded $23,781 and $23,514 as a loss from discontinued operations for the three months ended March 31, 2009 and 2008, respectively.  Other than its ownership interest in the Company (which is not recognized for accounting purposes as explained above) Coil Tubing has no assets and operations as of March 31, 2009 and December 31, 2008.  However, Coil Tubing incurred legal expenses which were paid by the Company in 2009 and 2008 and has a liability to the Company as of March 31, 2009 and December 31, 2008.  The loss from discontinued operations for the months ended March 31, 2009 and 2008 was due to professional fees.

The interim financial information of the Parent as of March 31, 2009 was as follows:

PARENT COMPANY FINANCIAL STATEMENTS (UNCONSOLIDATED)

March 31, 2009
Balance Sheet:

Total assets	$-

Advances by Coil Tubing Technology Holdings, Inc.	267,871
Total liabilities	267,871

Preferred Series A stock Preferred Series B stock	1,000 1,000
Common stock	149,655
Additional paid-in capital	1,186,746
Accumulated deficit	(1,606,272)
Total stockholders’ equity	(267,871)

Total liabilities and stockholders’ equity	$-

Statements of Operations :	Three months ended March 31, 2009		Three months ended March 31, 2008

Operating expenses:
Legal & Accounting Expenses	$$23,781	$	$ 23,514
Total operating expenses
	23,781		23,514

Net Loss
	$(23,781)		$(23,514)

NOTE 5– COMMITMENTS

In July 2007, the Company retained Jerry Swinford as its President and Chief Executive Officer pursuant to an employment agreement which was subsequently amended in September 2007 ("Employment Agreement"). In connection with entering into the Employment Agreement, the Company also entered into a Licensing Agreement (also subsequently amended in September 2007) and a Waiver of Royalties Agreement with Mr. Swinford.  The Employment Agreement provides for Mr. Swinford to receive a salary of $132,000 for 2009 with yearly increases, assuming such agreement is extended past the initial term, of a minimum of 10% of the prior year’s salary, for each additional year he is employed under the agreement.  The Employment Agreement also provides that Mr. Swinford retains all rights to any inventions he may discover, originate or invent.

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

Pursuant to the Employment Agreement, Mr. Swinford received 1,000,000 shares of our common stock upon the execution of the Agreement.  At the expiration of the initial term, December 31, 2008, and each extension year he is employed under the Employment Agreement, the Company is to issue him additional shares of common stock equal to 5% of the Company's then shares of outstanding common stock.  As a result, because Mr. Swinford was employed as of December 31, 2008 under the Employment Agreement and the Company had 21,000,000 shares of common stock outstanding, Mr. Swinford received 1,050,000 shares of common stock in January 2009 pursuant to the Employment Agreement. The Company recorded stock based compensation expense in the amount of $24,000  for the year ended December 31, 2008 in connection with the Employment Agreement and issued the common shares in January 2009.

For the three months ended March 31, 2009 and March 31, 2008, the Company incurred rental expenses of approximately $7,650 and $10,980, respectively. The Company accounts for rent expense over the related lease term on a straight-line method. The current leases are on a month-to-month basis.

NOTE 6 – SUBSEQUENT EVENTS

Effective June 1, 2009, Mr. Tynon entered into an Executive Compensation and Retention Agreement with us to serve as our Chief Executive Officer and President (the “Tynon Employment Agreement”). The initial term of the Tynon Employment Agreement is until December 31, 2011 (the “Initial Term”).  Furthermore, the Tynon Employment Agreement is automatically renewed on January 1, 2010 and each successive year (each an “Extension Year”), unless Mr. Tynon provides the Company in writing that he will not be exercising the extension by December 1 of each year prior to the relevant January 1.

The Tynon Employment Agreement provides for Mr. Tynon to receive a salary of $132,000 for the first year of the Tynon Employment Agreement (pro rated for the remainder of the year), with yearly increases, of a minimum of 10% of the prior year’s salary. Additionally, pursuant to the Tynon Employment Agreement, Mr. Tynon received 750,000 shares of our common stock upon the execution of the Tynon Employment Agreement, and at the expiration of the Initial Term and each Extension Year he is employed under the Tynon Employment Agreement, we agreed to issue him additional shares of common stock equal to 5% of our then shares of outstanding common stock (excluding any shares of common stock issuable to other executives of the Company as a result of incentive share clauses of such executive’s employment agreements).

On or around June 1, 2009, Coil Tubing entered into a Line of Credit Promissory Note (the “Line of Credit”) with Charles Wayne Tynon, the Chief Executive Officer and President of the Company, effective June 1, 2009.  Pursuant to the Line of Credit, Mr. Tynon agreed to loan Coil Tubing up to $250,000.  Any amounts borrowed under the Line of Credit bear interest at the rate of 6% per annum, payable at maturity, which maturity date is June 1, 2011.  The Line of Credit is secured by a Security Agreement entered into between Coil Tubing and Mr. Tynon (the “Security Agreement”).  At any time after June 1, 2010, Mr. Tynon can convert the then outstanding amount of the Line of Credit into shares of Coil Tubing’s common stock at a conversion price of $0.0033333 per share.  The Security Agreement provides Mr. Tynon a first priority security interest in all of Coil Tubing’s current or future, machinery and equipment, inventory and proceeds or products derived therefrom, and rights under contracts, causes of action, documents, and evidence of title to inventory and contract rights.  As of the date of this filing a total of $60,000 has been borrowed under the Line of Credit.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS QUARTER REPORT ON FORM 10-Q (THIS "FORM 10-Q"), INCLUDING STATEMENTS UNDER "BUSINESS", AND " MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF COIL TUBING TECHNOLOGY HOLDINGS, INC. AND ITS TWO WHOLLY-OWNED TEXAS SUBSIDIARIES, PRECISION MACHINING RESOURCES, INC. (“PMR”) AND COIL TUBING TECHNOLOGY, INC. (“CTT TEXAS”)(COLLECTIVELY "HOLDINGS", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2009.

Coil Tubing Technology Holdings, Inc. was formed as a Texas corporation on July 2, 1999. On March 20, 2005, our then sole shareholder, Jerry Swinford, our former Chief Executive Officer and current Executive Vice President (see Item 5. Other Information, below) and current sole Director, entered into a Definitive Acquisition Purchase Agreement (the “Purchase Agreement”) with Grifco International, Inc. [GFCI.PK] (“Grifco”), pursuant to which he sold 100% of our outstanding common stock, 51,000 pre Forward Split (defined below) shares of common stock (20,000,000 shares post Forward Split)  to Grifco for an aggregate price of $510,000, payable as $50,000 in cash and $460,000 worth of Grifco common stock (totaling 1,482,871shares of common stock, based on the trading price of Grifco’s common stock on the Pink Sheets trading market on the day of closing of the Purchase Agreement), of which $200,000 in stock (645,161 shares) was paid to settle an $800,000 debt owed by us to a third party, HyCoTec Investments, B.V., a Netherlands limited liability company (“HyCoTec”), and $260,000 in stock (837,710 shares) was paid directly to Mr. Swinford.  The 837,710 shares of Grifco common stock which Mr. Swinford received represented less than 5% of Grifco’s common stock, and as such, Mr. Swinford did not have any control over the operations of Grifco prior to or following the parties entry into the March 2005 Purchase Agreement.  Furthermore, Mr. Swinford has not ever served as an officer or Director of Grifco.  Grifco held our common shares in its own name and as such, we were a wholly-owned subsidiary of Grifco following the Purchase Agreement.

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

THE SPIN-OFF

The Company previously registered twenty million (20,000,000) shares of its common stock with the Securities and Exchange Commission, pursuant to a Form S-1 Registration Statement declared effective on February 17, 2009, to be distributed by Coil Tubing Technology, Inc., our parent corporation (“Coil Tubing”) to its shareholders (the “Distribution”) as of February 13, 2009 (the “Record Date”). This equates to one share of our common stock distributed for each approximately 7.483 shares of common stock held by each shareholder of Coil Tubing as of the Record Date. Fractional shares will be rounded up to the nearest whole share. Following the Distribution, we will be a stand alone company. We also plan to take steps to quote our securities on the Over-The-Counter Bulletin Board subsequent to the Distribution, as we believe that this will improve our access to the capital markets for additional growth capital. However, an active market for our securities may not develop following the Distribution, if ever.  We are currently in the process of determining the state blue-sky exemptions for the shares to be distributed pursuant to the Distribution, and plan to distribute the twenty million (20,000,000) shares of our common stock to the shareholders of Coil Tubing as of the Record Date promptly after we have completed such blue sky analysis and made the required filings with the various state securities divisions.

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

In November 2005, IPMC Holdings Corp., a Florida corporation, we and Grifco entered into an Agreement For Exchange of Common Stock (the “Exchange Agreement”), whereby IPMC Holdings Corp. (which is the predecessor to our parent corporation, Coil Tubing) agreed to exchange 75,000,000 newly issued shares of its common stock (representing approximately 89% of IPMC Holdings Corp.’s then outstanding stock, based on 14,200,794 shares of IPMC Holdings Corp.’s outstanding common stock prior to the exchange) to Grifco for the 51,000 pre Forward Split shares of common stock (20,000,000 shares post Forward Split), representing 100% of our outstanding shares, which Grifco held subsequent to the Purchase Agreement (described above). As a result of the Exchange Agreement, we became a wholly-owned subsidiary of IPMC Holdings Corp. and IPMC Holdings Corp. became a majority owned subsidiary of Grifco (which held 75,000,000 shares of IPMC Holdings Corp. as a result of the Exchange Agreement).   We had no role in the Exchange Agreement, other than in certifying certain disclosures made about the Company in the Exchange Agreement, and being the entity exchanged from Grifco to IPMC Holdings Corp.  IPMC Holdings Corp. had approximately 310 shareholders of record prior to the Exchange Agreement.

The acquisition by Grifco of IPMC Holdings Corp. was handled entirely by Grifco’s management and presumably, its counsel.  Neither the current management of Coil Tubing nor the Company were involved in negotiating, drafting or finalizing the transaction or the terms of the transaction, nor was their input on the transaction sought.  Grifco was the ultimate purchaser of IPMC Holdings Corp., controlled the management of, and the officers and Directors of IPMC Holdings Corp. Later, after the management of Coil Tubing was taken over by Jerry Swinford, Coil Tubing’s current Chief Executive Officer and sole Director and the Company’s former Chief Executive Officer and current Executive Vice President (see Item 5. Other Information, below) and current sole Director, it became clear that there were numerous issues with the Grifco/IPMC Holdings Corp. merger, including the fact that IPMC Holdings Corp. was a deficient filer with the Commission, that IPMC Holdings Corp. may have had liabilities which were unknown to Grifco at the time of the transaction, and that IPMC Holdings Corp.’s financial statements were at that time un-auditable.  As a result, Coil Tubing and the Company obtained separate counsel to assist them with the issues created by the transaction.  Mr. Swinford has no control and has never had any control over Grifco, and has historically only had limited contact with Grifco.

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

Coil Tubing Technologies, Inc. was formed in Nevada on November 30, 2005.  On December 8, 2005, IPMC Holdings Corp. entered into a Plan and Agreement of Merger and Reorganization (the “Merger”) with Coil Tubing Technologies, Inc., pursuant to which each outstanding share of IPMC Holdings Corp. was exchanged for one share of Coil Tubing Technologies, Inc.   As a result of the Merger, Coil Tubing Technology, Inc., our parent company (Coil Tubing) became the sole surviving corporate entity of the merger between IPMC Holdings Corp. and Coil Tubing Technologies, Inc. (taking the name “Coil Tubing Technology, Inc.” in connection with the Merger), and we became a wholly-owned subsidiary of Coil Tubing.  Coil Tubing Technologies, Inc. had no business or operations prior to the Merger with IPMC Holdings Corp.   Coil Tubing Technologies, Inc. had only 100 outstanding shares at the time of its formation and prior to the Merger with IPMC Holdings Corp., which shares were held by Grifco’s President, James Dial.

Summary of Material Corporate Events and Agreements Regarding the Company

In May 2007, our majority shareholder, Coil Tubing, determined it was in our best interest to re-domicile from the State of Texas to the State of Nevada, and on May 24, 2007, we entered into a Plan of Conversion and filed Articles of Conversion with the Secretary of State of Texas and Nevada, shortly thereafter, to affect a conversion to a Nevada corporation (the “Conversion”). Concurrently with the Conversion, we increased our authorized shares of common stock to 500,000,000 shares, $0.001 par value per share, and authorized 10,000,000 shares of blank check preferred stock, $0.001 par value per share.

In May 2007, we entered into an 1) Agreement and Release and 2) a Novation of Agreement For Exchange of Common Stock (collectively the “Release and Restatement”) with Coil Tubing, Grifco, our former Chief Executive Officer and current Executive Vice President (see Item 5. Other Information, below) and current sole Director and James Dial, the then Chief Executive Officer of Grifco. Pursuant to the Release and Restatement, the parties agreed that Grifco would distribute the 75,000,000 shares of Coil Tubing which it held (which shares were received in connection with the Exchange Agreement, described above) to its shareholders as of a previously determined record date, and Coil Tubing would issue Grifco 1,000,000 shares of Series B Preferred Stock, which will have no voting rights and will not participate in the Distribution, but will be convertible into 20,000,000 shares of Coil Tubing common stock, if Grifco exercises its option to purchase the Series A Preferred Stock of Coil Tubing. Our former Chief Executive Officer and current Executive Vice President (see Item 5. Other Information, below) and current sole Director, Jerry Swinford, who is also the Chief Executive Officer of Coil Tubing, currently holds 1,000,000 shares of Series A Preferred Stock of Coil Tubing, which Series A Preferred Stock gives him the right to vote 51% of all of the outstanding voting shares on any shareholder votes. The “Option Period” which allows Grifco the right to purchase the Series A Preferred Stock of Coil Tubing for aggregate consideration of $100 lasts two (2) years from the date Mr. Swinford no longer desires to hold the Series A Preferred Stock of Coil Tubing.  It is not known when Mr. Swinford will no longer desire to hold the Series A Preferred Stock of Coil Tubing, but the Company anticipates that it will be some time after we have conducted our Distribution. The Release and Restatement agreements also provided that Jerry Swinford cancel 75,000,000 shares of Coil Tubing which he held, which shares were cancelled in 2007.   Neither Coil Tubing's  Series A Preferred Stock nor Series B Preferred stock will participate in the Distribution, and because Mr. Swinford is not going to allow the purchase of the Series A Preferred Stock of Coil Tubing by Grifco until after the successful completion of the Distribution, such Series B Preferred Stock will not be able to be converted into shares of Coil Tubing common stock and will therefore not be eligible for the Distribution.  Grifco does not currently hold any shares of our common stock or any shares of common stock of Coil Tubing and will not hold any shares of our common stock following the Distribution.

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

The Release and Restatement also included a provision whereby the parties agreed that Mr. Swinford would enter into an Employment Agreement with us, whereby he will serve as our Chief Executive Officer for a period of time to be determined by our Board of Directors (as described below), and that he would be issued shares of our Preferred Stock enabling him to vote 51% of our outstanding common stock.  The Company issued such shares of our Preferred Stock as described in greater detail below under “Description of Capital Stock.” Additionally, pursuant to the Release and Restatement, Grifco agreed to cancel an Assignment of Patent made by Jerry Swinford in April 2005 in connection with the Purchase Agreement.   Effective June 1, 2009, as described below under Item 5. Other Information, Mr. Swinford resigned as our Chief Executive Officer, Chief Financial Officer and President and was appointed Executive Vice President.

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

Further, on June 19, 2007, pursuant to the designation, subsequent to the Forward Split, we issued 1,000,000 shares of Series A Preferred Stock in Coil Tubing Technology Holdings, Inc. to Jerry Swinford, our sole Director.   Unless otherwise stated or the context would suggest otherwise, all references to the Series A Preferred Stock contained in this report refer to the Series A Preferred Stock of the Company, and not of Coil Tubing.

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

Hammelmann Distributor Contracts

On or about January 1, 2007, Coil Tubing Technology, Inc., our wholly-owned Texas subsidiary (“CTT Texas”) entered into two Statement of Understandings with Hammelmann Corp. (“Hammelmann” and the “Statement of Understandings”). The Statement of Understandings provide for Hammelmann to provide CTT Texas the coil tubing nozzles known as the “RotorJet” and “TurboJet” and the surface cleaner known as the “Coil Tubing Cleaner” to market, field test and to report the performance of to Hammelmann, with any revenues generated on such products to be split 50/50 between CTT Texas and Hammelmann. The Statements of Understandings remain in effect until terminated with sixty (60) days prior written notice to the non-terminating party.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

We believe that we will be able to continue our business operations for approximately the next forty-five days; however, due to the recent decline in the demand for our products, we will be largely operating out of our current receivables on hand.  In order to support our planned expansion of our operations over the next approximately twelve (12) months, we anticipate needing approximately $2,000,000 in additional funding.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

We had total revenue, consisting of product sales and rental income of $134,994 for the three months ended March 31, 2009, compared to total revenue, consisting of product sales and rental income of $582,662 for the three months ended March 31, 2008, a decrease in total revenue of $447,668 or 76.8% from the prior period.

We had total product sales of $23,428 for the three months ended March 31, 2009, a decrease of $388,665 or 94.3% from total product sales of $412,093 for the three months ended March 31, 2008.  The decrease in product sales was mainly due to a large sale of tools made in the first quarter of 2008 that was not present in the first quarter of 2009.

We had total rental income of $111,566 for the three months ended March 31, 2009, a decrease in total rental income of $59,003 or 34.6% from total rental income of $170,569 for the three months ended March 31, 2008.  The decrease in rental income was mainly due to reduced rental tool activity by our customers in connection with the downturn in the oil and gas market, specifically a decrease in drilling during the three months ended March 31, 2009.

We had cost of sales of products and rental income of $18,521 for the three months ended March 31, 2009, compared to cost of sales of products and rental income of $152,863 for the three months ended March 31, 2008, a decrease of $134,342 or 87.9% from the prior period, which decrease was primarily the result of decreased sales of tools and tool rentals during the three month period ended March 31, 2009, compared to the three month period ended March 31, 2008, and the resulting decreased costs associated with such decreased sales.

We had cost of sales - depreciation of $38,689 for the three months ended March 31, 2009, compared to cost of sales - depreciation of $31,783 for the three months ended March 31, 2008, an increase of $6,906 or 21.7% from the prior period, which increase was primarily attributable to the increased size of the overall rental tool fleet and reflects the $135,000 in rental tools built in 2008.

We had total cost of sales of $57,210 for the three months ended March 31, 2009, compared to total cost of sales of $184,646 for the three months ended March 31, 2008, a decrease of $127,436 or 69% from the prior period.

Total cost of sales (including depreciation) as a percentage of revenue was 42.4% for the three months ended March 31, 2009, compared to 31.7% for the three months ended March 31, 2008, an increase in total cost of sales as a percentage of revenue of 10.7% from the prior period.

We had gross profit of $77,784 for the three months ended March 31, 2009, compared to gross profit of $398,016 for the three months ended March 31, 2008, a decrease of $320,232 or 80.5% from the prior period.

We had general and administrative expenses of $142,844 for the three months ended March 31, 2009, compared to general and administrative expenses of $238,153 for the three months ended March 31, 2008, a decrease of $95,309 or 40.0% from the prior period. The main reasons for the decrease in general and administrative expenses were that legal and auditor fees and consulting and contract labor fees were lower for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.  Additionally, general and administrative expenses were lower during the three months ended March 31, 2009, compared to the three months ended March 31, 2008, because 2008 included employee salaries and rent related to our McAllen, Texas location which was closed in the first half of 2008.

We had depreciation and amortization expense of $5,326 for the three months ended March 31, 2009, compared to depreciation and amortization expense of $3,846 for the three months ended March 31, 2008, an increase of $1,480 or 38.5% from the prior period.

We had total operating expenses of $148,170 for the three months ended March 31, 2009, compared to total operating expenses of $241,999 for the three months ended March 31, 2008, a decrease of $93,829 or 39% from the prior period.

We had a loss from continuing operations of $70,386 for the three months ended March 31, 2009, compared to a gain from continuing operations of $156,017 for the three months ended March 31, 2008, an increase in loss from continuing operations of $226,403 or 145% from the prior period, which increase was mainly due to the 77% decrease in revenues offset by the 69% decrease in cost of sales and the 39% decrease in total operating expenses for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

We had a loss on sale of assets of $1,942 for the three months ended March 31, 2009, compared to no loss on sale of assets for the three months ended March 31, 2008.

We had a loss from discontinued operations of $23,781 for the three months ended March 31, 2009, compared to a loss from discontinued operations of $23,514 for the three months ended March 31, 2008, an increase of $267 from the prior period. The loss from discontinued operations in 2008 was the result of significant legal, accounting and valuation expenses which were paid for by the Company on behalf of Coil Tubing. The loss from discontinued operations in 2007 was the result of stock compensation.

We had a net loss of $96,109 for the three months ended March 31, 2009, compared to net income of $132,503 for the three months ended March 31, 2008, an increase in net loss of $228,612 or 172% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had total assets of $478,483, which included total current assets of $68,361, consisting of $24,388 of cash and $43,973 of accounts receivable, net; $356,175 of rental tools, net; $48,097 of machinery and equipment, net; and $5,850 of other assets.

We had total liabilities of $31,091 as of March 31, 2009, which were all current liabilities, and which solely consisted of $31,091 of accounts payable and accrued liabilities.

We had total working capital of $37,270 and an accumulated deficit of $2,289,770 as of March 31, 2009.

We had net cash used in operating activities of $25,625 for the three months ended March 31, 2009, which consisted of $96,109 of net loss, $111,411 of decrease in accounts payable and accrued expenses, and $1,871 of decrease in other assets, offset by $44,015 of depreciation, $1,942 of gain on sale of asset, and $137,809 of decrease in accounts receivable.

We had $10,896 of net cash used in investing activities for the three months ended March 31, 2009, which was due to $24,296 of purchase of machinery and equipment and $13,400 of proceeds from sale of machinery and equipment.

On or around June 1, 2009, Coil Tubing entered into a Line of Credit Promissory Note (the “Line of Credit”) with Charles Wayne Tynon, the Chief Executive Officer and President of the Company, effective June 1, 2009 (as described in greater detail below under Item 5. Other Information).  Pursuant to the Line of Credit, Mr. Tynon agreed to loan Coil Tubing up to $250,000.  Any amounts borrowed under the Line of Credit bear interest at the rate of 6% per annum, payable at maturity, which maturity date is June 1, 2011.  The Line of Credit is secured by a Security Agreement entered into between Coil Tubing and Mr. Tynon (the “Security Agreement”).  At any time after June 1, 2010, Mr. Tynon can convert the then outstanding amount of the Line of Credit into shares of Coil Tubing’s common stock at a conversion price of $0.0033333 per share.  The Security Agreement provides Mr. Tynon a first priority security interest in all of Coil Tubing’s current or future, machinery and equipment, inventory and proceeds or products derived therefrom, and rights under contracts, causes of action, documents, and evidence of title to inventory and contract rights.  As of the date of this filing a total of $60,000 has been borrowed under the Line of Credit.

We believe that we will be able to continue our business operations for approximately the next forty-five days; however, due to the recent decline in the demand for our products, we will be largely operating out of our current receivables on hand. In order to support our planned expansion of our operations over the next approximately twelve (12) months, we anticipate needing approximately $2,000,000 in additional funding.

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

Additionally, with the tightening of our market, we recently entered into a longer term lease arrangements with two clients, and are having similar discussions with other customers.  Under these longer term arrangements, we receive a monthly lease payment for tools placed with such customers.  The result is a more stable stream of revenue for the Company and more stable expenses for our customer; however, the lease arrangement also reduces the per day utilization rate of revenue received by the Company, and as such, may have a material adverse effect on our revenues.

We have no current commitment from our officers and Director (other than the Line of Credit) or any of our shareholders, to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

 (b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DTCC/DTC, Grifco & Dial Litigation

On or around July 30, 2008, the Company, Coil Tubing and our former Chief Executive Officer and current Executive Vice President (see Item 5. Other Information, below) and current sole Director, Jerry Swinford ("Plaintiffs"), filed a lawsuit against Grifco, Depository Trust & Clearing Corporation ("DTCC/DTC") and the president of Grifco, James Dial (the "Defendants").  The case is pending as Cause No. 08-07-07397-CV in the Montgomery County, Texas, District Court, 9th Judicial District.  The suit stems from Grifco's distribution of its 75,000,000 shares of Coil Tubing in August 2007 ("Grifco Distribution").  Additionally, without informing Coil Tubing or providing any consideration to Coil Tubing, the DTCC/DTC made “book entries” for its participating members thereby unilaterally creating additional shares of Coil Tubing stock.

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

ITEM 1A.  RISK FACTORS

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. The Company's business is subject to many risk factors, including the following:

WE MAY REQUIRE ADDITIONAL FINANCING TO IMPLEMENT OUR BUSINESS PLAN AND CONTINUE DEVELOPING AND MARKETING OUR ENVIRONMENTAL COMPLIANCE SYSTEMS.

We have generated only limited revenues since our incorporation in July 1999. We currently believe that we will be able to continue our business operations for approximately the next forty-five days if we fail to raise additional funding; however, due to the decline in the demand for our services, we will be largely operating out of our current receivables on hand.   In order to fund our planned expansion of operations over the next approximately twelve (12) months, we anticipate the need for approximately $2,000,000 of additional capital.  We may choose to raise additional funds in the future through sales of debt and/or equity securities to support our ongoing operations and for expansion. If we are unable to raise additional financing in the future, we may be forced to abandon or curtail our business plan, which would cause the value of our securities, if any, to decrease in value and/or become worthless.

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors have raised substantial doubt about our ability to continue as a going concern primarily because we had a net loss of $573,881 and cash used in operations of $438,702, for the year ended December 31, 2008 and a net loss of $96,109 for the three months ended March 31, 2009. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, our securities will become worthless.

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

The Company has 10,000,000 shares of preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. On June 19, 2007, the Company's Board of Directors approved the issuance of 1,000,000 shares of Series A Preferred Stock to our sole Director, Jerry Swinford. The 1,000,000 shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 22,050,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 22,950,000 shares, out of a total number of 45,000,000 shares voting. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. The holders of the shares of Series A Preferred Stock will exercise voting control over the Company. As a result of this, the Company's shareholders will have no control over the designations and preferences of the preferred stock and as a result the operations of the Company.

JERRY SWINFORD, OUR FORMER CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR OF THE COMPANY CAN VOTE A MAJORITY OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS.

Jerry Swinford, our former Chief Executive Officer and current Executive Vice President (see Item 5. Other Information, below) and current sole Director holds 2,050,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock, which preferred stock gives him the right to vote in aggregate, 51% of our outstanding shares of common stock on all shareholder votes. Accordingly, Mr. Swinford will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Swinford may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

WE RELY ON OUR CHIEF EXECUTIVE OFFICER AND EXECUTIVE VICE PRESIDENT, AND IF THEY WERE TO LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY EFFECTED

We rely on Charles Wayne Tynon, our Chief Executive Officer and President and Jerry Swinford, our former Chief Executive Officer and sole Director for the success of our Company. Effective June 1, 2009, Mr. Tynon entered into an Executive Compensation and Retention Agreement with us to serve as our Chief Executive Officer and President (the “Tynon Employment Agreement”). The initial term of the Tynon Employment Agreement is until December 31, 2011 (the “Initial Term”).  Furthermore, the Tynon Employment Agreement is automatically renewed on January 1, 2010 and each successive year (each an “Extension Year”), unless Mr. Tynon provides the Company in writing that he will not be exercising the extension by December 1 of each year prior to the relevant January 1.   Effective June 1, 2009, Mr. Swinford entered into an Executive Compensation and Retention Agreement with us to serve as our Vice President (the “Swinford Employment Agreement”), which replaced and superseded the prior employment agreements he had with the Company. The initial term of the Swinford Employment Agreement is until December 31, 2011 (the “Initial Term”).  Furthermore, the Swinford Employment Agreement is automatically renewed on January 1, 2010 and each successive year (each an “Extension Year”), unless Mr. Swinford provides the Company in writing that he will not be exercising the extension by December 1 of each year prior to the relevant January 1.  The Company also holds a $650,000 life insurance policy on Mr. Swinford. Mr. Tynon’s and Mr. Swinford’s experience and input creates the foundation for our business and they are responsible for the direction and control over the Company’s development activities. Moving forward, should either be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace Mr. Tynon and/or Mr. Swinford with another individual or individuals suitably trained in coil tubing technology we may be forced to scale back or curtail our business plan. As a result, if we were to lose the services of Mr. Tynon or Mr. Swinford for any reason, your securities in our Company could become devalued.

MR. SWINFORD WILL RETAIN THE RIGHTS TO AND OWNERSHIP OF ANY INVENTIONS HE MAY DISCOVER, ORIGINATE OR INVENT, EITHER ALONE OR WITH OTHERS PURSUANT TO HIS EMPLOYMENT AGREEMENT.

Pursuant to Mr. Swinford’s Employment Agreement with us, as amended, Mr. Swinford will retain the rights and ownership of any discoveries, inventions, improvements, designs and innovations relating to the business of the Company (the “Inventions”), whether or not patentable, copyrightable or reduced to writing that he may discover, invent or originate during the term of the Employment Agreement.  While Mr. Swinford has also agreed pursuant to a Waiver of Royalties agreement to waive any royalties that he may be due for such Inventions during the term of his employment, if Mr. Swinford were to leave the Company for any reason, he would retain the ownership of any Inventions he created and we could either be forced to pay Mr. Swinford substantial royalty fees and/or cease using such Inventions.  Finally, Mr. Swinford will retain ownership of the Inventions, and we will not receive any benefit if the license agreement is terminated and such Inventions are sold by Mr. Swinford or licensed to any other companies.  There is a risk that if Mr. Swinford were to leave the Company, that the royalty payments due on the Inventions may be too expensive for us to afford, and we may be forced to curtail or abandon our business operations.

WE FACE CORPORATE GOVERNANCE RISKS AND NEGATIVE PERCEPTIONS OF INVESTORS ASSOCIATED WITH THE FACT THAT WE CURRENTLY HAVE ONLY THREE OFFICERS AND ONE DIRECTOR.

As Jerry Swinford is our only Director, there are no other members of the Board of Directors available to second and/or approve related party transactions involving Mr. Swinford, including the compensation Mr. Swinford is paid and the employment agreements we enter into with Mr. Swinford.  Additionally, there is minimal segregation of duties between officers because we only have three officers.  Therefore, investors may perceive that because no other Directors are approving related party transactions involving Mr. Swinford and only a limited number of officers are reviewing and approving our financial statements in our filings that such transactions are not fair to the Company and/or that such financial statements may contain errors.  The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple officers and Directors due to the investing public’s perception of limitations facing our company due to the fact that we only have three officers and only one director.

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

OUR FORMER CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR IS ALSO THE CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR OF OUR PARENT, COIL TUBING, AND AS SUCH, MAY NOT BE ABLE TO DEVOTE SUFFICIENT TIME TO OUR OPERATIONS.

Jerry Swinford, our Former Chief Executive Officer, and the current Executive Vice President and sole Director is also the Chief Executive Officer and Director of Coil Tubing, our Parent.  As such and because Mr. Swinford spends approximately 30 hours per week on Company matters and approximately 20 hours per week on matters relating to Coil Tubing, he may not be able to devote a sufficient amount of time to our operations.  This may be exacerbated by the fact that he is currently one of only three of our officers and our sole Director.  Furthermore, because we operate in the coil tubing industry (as does Coil Tubing, although Coil Tubing currently has no operations separate from the Company) there may be conflicts between suppliers, contracts, agreements, use of patents and/or other business relations between Coil Tubing and us.  Additionally, investors should keep in mind that there are no policies in place in regard to the allocation of corporate opportunities between us, Coil Tubing or Mr. Swinford personally.

WE MAY BE LATE IN FILING OUR PERIODIC REPORTS OR MAY NOT BE ABLE TO FILE OUR PERIODIC REPORTS AS WE ONLY HAVE THREE OFFICERS AND ONE DIRECTOR, AND OUR SOLE DIRECTOR WHO IS ALSO THE SOLE OFFICER AND DIRECTOR OF OUR PARENT COMPANY, COIL TUBING, IS DELINQUENT IN ITS FILINGS.

Our former Chief Executive Officer, the current Executive Vice President and current sole Director, Jerry Swinford, is also the sole officer and Director of Coil Tubing, which is currently deficient in its filing obligations with the SEC, and has been delinquent since approximately May 2003 (when it was still IPMC Holdings Corp. (as described in greater detail above under “Business”)).  Although Mr. Swinford, with the assistance of legal and accounting professionals, has previously tried to obtain the required financial information to file Coil Tubing’s delinquent periodic filings with the SEC, he has not been able to obtain that information.  As such, Coil Tubing remains deficient in its current and periodic filings with the SEC, and is not likely to, and currently has no plans to ever file such deficient reports.  As a result of Coil Tubing’s deficient filings, Coil Tubing’s shareholders do not have any current financial or other information regarding Coil Tubing. Further, as Mr. Swinford is also an officer and the sole Director of the Company, and the Company has similar current and periodic reporting obligations with the SEC, there is a risk that the Company may not meet these filing obligations and that investors similarly may not receive current information regarding their investment in the Company.  If this were to occur it may be difficult if not impossible for investors to sell their shares in the Company, we could be delisted from any market or exchange on which our common stock then trades, if any, and the value of our common stock could become worthless.

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

As is more fully described below under Legal Proceedings, on July 30, 2008, the Company, Coil Tubing’s President and our former President, Jerry Swinford (“Plaintiffs”) filed a lawsuit against Grifco International, Inc. (“Grifco”), the Depository Trust & Clearing Corporation (DTCC/DTC) and the President of Grifco, James Dial (“Defendants”). The case is pending as Cause No. 08-07-07397-CV in Montgomery County Texas, District Court, 9th Judicial District. The suit stems from Grifco’s stock distribution of 75,000,000 shares of Coil Tubing’s common stock in August 2007 ("Grifco Distribution").

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2009, our Board of Directors approved the issuance of 1,050,000 shares of our common stock to Jerry Swinford (representing 5% of our then outstanding shares of common stock), our then Chief Executive Officer and President, and current Executive Vice President, in connection with the extension of the Employment Agreement from January 1, 2009 to December 31, 2009.

Effective June 1, 2009, in connection with Mr. Tynon’s Employment Agreement (described below), the Board of Directors agreed to issue Mr. Tynon 750,000 shares of the Company’s restricted common stock in consideration for him agreeing to the terms of the Tynon Employment Agreement which shares are not included in the number of outstanding shares disclosed throughout this report, as such shares have not been physically issued to date.

The Company claims an exemption from registration afforded by Section 4(2) of the Act since the above issuances did not involve a public offering, the recipients took the shares for investment and not resale, the recipients had such access to similar information which would be included in an offering prospectus, and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective June 1, 2009, Jerry Swinford resigned as Chief Executive Officer, Chief Financial Officer and President of the Company and Charles Wayne Tynon was appointed as the Chief Executive Officer and President of the Company.  Effective June 1, 2009, Mr. Swinford was appointed as Executive Vice President.  Mr. Swinford continues to serve as the sole Director of the Company.

Charles Wayne Tynon – Age 58

Mr. Tynon was previously employed as a special project consultant by the Company from December 2007 to February 2009, for which he was paid $3,000 per month in consulting fees.  From June 2008 to October 2008, Mr. Tynon served as the Manager of Superior Energy.  From September 2001 to May 2008, Mr. Tynon served as an Operations Manager with Complete Production Services (formerly Arkoma Fishing and Rental).  From February 2000 to June 2000, Mr. Tynon served as a consultant to and worked in Inventory Control for Federal Coach, a manufacturing company.  From March 1983 to August 1999, Mr. Tynon served as Vice President of International Operations with Ponder Industries (formerly Panther Oil Tools).  From August 1978 to September 1982, Mr. Tynon served as Regional Sales Manager for Baker Hughes Intec (formerly Tri-State Fishing and Rental) for Europe, Africa and the Middle East.  From September 1973 to June 1978, Mr. Tynon served various divisions for the Intairdril Companies in Europe, Africa and the Middle East in different capacities.
.
Mr. Tynon received his Bachelors degree in Journalism from the University of Arkansas.

On or around June 1, 2009, Coil Tubing entered into a Line of Credit Promissory Note (the “Line of Credit”) with Charles Wayne Tynon.  Pursuant to the Line of Credit, Mr. Tynon agreed to loan Coil Tubing up to $250,000.  Any amounts borrowed under the Line of Credit bear interest at the rate of 6% per annum, payable at maturity, which maturity date is June 1, 2011.  The Line of Credit is secured by a Security Agreement entered into between Coil Tubing and Mr. Tynon (the “Security Agreement”).  At any time after June 1, 2010, Mr. Tynon can convert the then outstanding amount of the Line of Credit into shares of Coil Tubing’s common stock at a conversion price of $0.0033333 per share.  The Security Agreement provides Mr. Tynon a first priority security interest in all of Coil Tubing’s current or future, machinery and equipment, inventory and proceeds or products derived therefrom, and rights under contracts, causes of action, documents, and evidence of title to inventory and contract rights.  As of the date of this filing a total of $60,000 has been borrowed under the Line of Credit.

Employment Agreements:

Tynon Employment Agreement:

Effective June 1, 2009, Mr. Tynon entered into an Executive Compensation and Retention Agreement with us to serve as our Chief Executive Officer and President (the “Tynon Employment Agreement”). The initial term of the Tynon Employment Agreement is until December 31, 2011 (the “Initial Term”).  Furthermore, the Tynon Employment Agreement is automatically renewed on January 1, 2010 and each successive year (each an “Extension Year”), unless Mr. Tynon provides the Company in writing that he will not be exercising the extension by December 1 of each year prior to the relevant January 1.

The Tynon Employment Agreement provides for Mr. Tynon to receive a salary of $132,000 for the first year of the Tynon Employment Agreement (pro rated for the remainder of the year), with yearly increases, of a minimum of 10% of the prior year’s salary. Additionally, pursuant to the Tynon Employment Agreement, Mr. Tynon received 750,000 shares of our common stock upon the execution of the Tynon Employment Agreement, and at the expiration of the Initial Term and each Extension Year he is employed under the Tynon Employment Agreement, we agreed to issue him additional shares of common stock equal to 5% of our then shares of outstanding common stock (excluding any shares of common stock issuable to other executives of the Company as a result of incentive share clauses of such executive’s employment agreements).

Mr. Tynon’s Employment Agreement can be terminated by us for “Cause,” defined as if Mr. Tynon:

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

The Tynon Employment Agreement can also be terminated without cause by Mr. Tynon or us at any time for any reason, provided the terminating party gives thirty (30) days written notice to the non-terminating party (a termination “Without Cause”). Finally, the Tynon Employment Agreement will be construed as constructively terminated if Mr. Tynon terminates the Tynon Employment Agreement within six (6) months following:

a)	his demotion by us to a lesser position in title or responsibility;

b)	the decrease of Mr. Tynon’s compensation below the highest level of executive compensation we have in effect at any time;

c)	our requirement that Mr. Tynon relocate to a principal place of business more than fifty 50 miles away from our current office space or 50 miles away from his current address in Fort Smith, Arkansas;

d)	if we are subject to a change of control (defined as if more than 33% of the voting shares of the Company are acquired by a third party in a plan of reorganization, merger or consolidation); or

e)	if we breach any material term of the Tynon Employment Agreement, which is not cured within thirty (30) days after receiving written notice of such breach (each a “Constructive Termination”).

Following the termination of Mr. Tynon’s employment For Cause, or by Mr. Tynon, Without Cause, we are obligated to pay him any compensation earned by him, but not yet paid, to issue him any of the shares of common stock he may be due, but which have not been issued to date, as provided above, and to provide him health insurance until the end of the then current term. Following the termination of Mr. Tynon’s employment by the Company Without Cause or any Constructive Termination, we are required to pay him any compensation he would have been due assuming the Tynon Employment Agreement had continued through the then current term, issue him any shares he would have been due assuming the Tynon Employment Agreement continued in effect through the then current term, to provide him health insurance until the end of the then current term, and to pay him as a lump sum an additional $100,000. Following the termination of the Tynon Employment Agreement, as provided in the Tynon Employment Agreement, due to Mr. Tynon’s disability or death, we are required to pay him any amount of compensation earned but not paid, provide him and his wife health insurance through the then current term, and to issue him any and all shares which he would have been due assuming the Tynon Employment Agreement continued in effect until the then of the then current term.

Swinford Employment Agreement:

Effective June 1, 2009, Mr. Swinford entered into an Executive Compensation and Retention Agreement with us to serve as our Vice President (the “Swinford Employment Agreement”), which replaced and superseded the prior employment agreements he had with the Company. The initial term of the Swinford Employment Agreement is until December 31, 2011 (the “Initial Term”).  Furthermore, the Swinford Employment Agreement is automatically renewed on January 1, 2010 and each successive year (each an “Extension Year”), unless Mr. Swinford provides the Company in writing that he will not be exercising the extension by December 1 of each year prior to the relevant January 1.

The Swinford Employment Agreement provides for Mr. Swinford to receive a salary of $132,000 for the first year of the Swinford Employment Agreement (pro rated for the remainder of the year), with yearly increases, of a minimum of 10% of the prior year’s salary. Additionally, pursuant to the Swinford Employment Agreement, at the expiration of the Initial Term and each Extension Year he is employed under the Swinford Employment Agreement, we agreed to issue him additional shares of common stock equal to 5% of our then shares of outstanding common stock (excluding any shares of common stock issuable to other executives of the Company as a result of incentive share clauses of such executive’s employment agreements).

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

The Swinford Employment Agreement can also be terminated without cause by Mr. Swinford or us at any time for any reason, provided the terminating party gives thirty (30) days written notice to the non-terminating party (a termination “Without Cause”). Finally, the Swinford Employment Agreement will be construed as constructively terminated if Mr. Swinford terminates the Swinford Employment Agreement within six (6) months following:

a)	his demotion by us to a lesser position in title or responsibility;

b)	the decrease of Mr. Swinford’s compensation below the highest level of executive compensation we have in effect at any time;

c)
our requirement that Mr. Swinford relocate to a principal place of business more than fifty 50 miles away from our current office space or 50 miles away from his current address in Fort Smith, Arkansas;

d)	if we are subject to a change of control (defined as if more than 33% of the voting shares of the Company are acquired by a third party in a plan of reorganization, merger or consolidation); or

e)	if we breach any material term of the Swinford Employment Agreement, which is not cured within thirty (30) days after receiving written notice of such breach (each a “Constructive Termination”).

Following the termination of Mr. Swinford’s employment For Cause, or by Mr. Swinford, Without Cause, we are obligated to pay him any compensation earned by him, but not yet paid, to issue him any of the shares of common stock he may be due, but which have not been issued to date, as provided above, and to provide him and his wife health insurance until the end of the then current term. Following the termination of Mr. Swinford’s employment by the Company Without Cause or any Constructive Termination, we are required to pay him any compensation he would have been due assuming the Swinford Employment Agreement had continued through the then current term, issue him any shares he would have been due assuming the Swinford Employment Agreement continued in effect through the then current term, to provide him and his wife health insurance until the end of the then current term, and to pay him as a lump sum an additional $100,000. Following the termination of the Swinford Employment Agreement, as provided in the Swinford Employment Agreement, due to Mr. Swinford’s disability or death, we are required to pay him any amount of compensation earned but not paid, provide him and his wife health insurance through the then current term, and to issue him any and all shares which he would have been due assuming the Swinford Employment Agreement continued in effect until the then of the then current term.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation (Texas)
Exhibit 3.2(1)	Plan of Conversion (Texas to Nevada)
Exhibit 3.3(1)	Articles of Conversion (Texas)
Exhibit 3.4(1)	Articles of Conversion (Nevada)
Exhibit 3.5(1)	Articles of Incorporation (Nevada)
Exhibit 3.6(1)	Series A Preferred Stock Designation
Exhibit 3.7(1)	Bylaws (Nevada)
Exhibit 10.1(1)	Acquisition Agreement with Grifco International, Inc.
Exhibit 10.2(1)	Hammelmann Statement of Understanding Coil Tubing Cleaner
Exhibit 10.3(1)	Hammelmann Statement of Understanding RotorJet and TurboJet
Exhibit 10.4(1)	Agreement For Exchange of Common Stock between Grifco and Coil Tubing
Exhibit 10.5(1)	Agreement and Release between Grifco and Coil Tubing
Exhibit 10.6(1)	Restatement and Novation of Agreement for Exchange of Common Stock between Grifco and Coil Tubing
Exhibit 10.7(1)	Employment Agreement with Jerry Swinford and Exhibits
Exhibit 10.8(2)	Amendment to Employment Agreement
Exhibit 10.9(2)	Amendment to Licensing Agreement
Exhibit 10.10*	Line of Credit Promissory Note with Charles Wayne Tynon
Exhibit 10.11*	Security Agreement
Exhibit 10.12*	Executive Compensation and Retention Agreement with Jerry Swinford
Exhibit 10.13*	Executive Compensation and Retention Agreement with Charles Wayne Tynon
Exhibit 16.1(3)	Letter from Li & Company, PC
Exhibit 21.1(4)	Subsidiaries of the Company
Exhibit 31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Filed as an exhibit to our Form 10-K filed with the Commission on April 23, 2009, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COIL TUBING TECHNOLOGY HOLDINGS, INC.

DATED: June 17, 2009
By: /s/ Charles Wayne Tynon
Charles Wayne Tynon
Chief Executive Officer and President
(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation (Texas)
Exhibit 3.2(1)	Plan of Conversion (Texas to Nevada)
Exhibit 3.3(1)	Articles of Conversion (Texas)
Exhibit 3.4(1)	Articles of Conversion (Nevada)
Exhibit 3.5(1)	Articles of Incorporation (Nevada)
Exhibit 3.6(1)	Series A Preferred Stock Designation
Exhibit 3.7(1)	Bylaws (Nevada)
Exhibit 10.1(1)	Acquisition Agreement with Grifco International, Inc.
Exhibit 10.2(1)	Hammelmann Statement of Understanding Coil Tubing Cleaner
Exhibit 10.3(1)	Hammelmann Statement of Understanding RotorJet and TurboJet
Exhibit 10.4(1)	Agreement For Exchange of Common Stock between Grifco and Coil Tubing
Exhibit 10.5(1)	Agreement and Release between Grifco and Coil Tubing
Exhibit 10.6(1)	Restatement and Novation of Agreement for Exchange of Common Stock between Grifco and Coil Tubing
Exhibit 10.7(1)	Employment Agreement with Jerry Swinford and Exhibits
Exhibit 10.8(2)	Amendment to Employment Agreement
Exhibit 10.9(2)	Amendment to Licensing Agreement
Exhibit 10.10*	Line of Credit Promissory Note with Charles Wayne Tynon
Exhibit 10.11*	Security Agreement
Exhibit 10.12*	Executive Compensation and Retention Agreement with Jerry Swinford
Exhibit 10.13*	Executive Compensation and Retention Agreement with Charles Wayne Tynon
Exhibit 16.1(3)	Letter from Li & Company, PC
Exhibit 21.1(4)	Subsidiaries of the Company
Exhibit 31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Filed as an exhibit to our Form 10-K filed with the Commission on April 23, 2009, and incorporated herein by reference.